Form 10-Q
period 2009-09-30
Cullen Agricultural Holding Corp
filed 2009-11-25
CIK 1471256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒           Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

☐           Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to _____________

Commission File Number 000-53806

Cullen Agricultural Holding Corp.
(Exact Name of Issuer as Specified in Its Charter)

Delaware	27-0863248
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

22 Barnett Shoals Road, Watkinsville, Georgia 30677
(Address of Principal Executive Office)

(706) 614-4931
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐  No ☒

As of November 25, 2009, 19,247,311 shares of common stock, par value $.0001 per share, were issued and outstanding.

Cullen Agricultural Holding Corp.

Form 10-Q
For The Quarter Ended September 30, 2009

Table of Contents
Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of September 30, 2009 (Unaudited)	3

Condensed Consolidated Statement of Operations (Unaudited) for the period from
August 27, 2009 (inception) through September 30, 2009	4

Condensed Consolidated Statement of Changes in Stockholders' Deficit (Unaudited) for the period
from August 27, 2009 (inception) through September 30, 2009	5

Condensed Consolidated Statement of Cash Flows (Unaudited) for the period from
August 27, 2009 (inception) through September 30, 2009	6

Notes to Unaudited Condensed Consolidated Financial Statements	7-15

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	16-20

Item 4T. Controls and Procedures	20-21

Part II. Other Information

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 5. Other Information	22-23

Item 6. Exhibits	23

Signatures	24

Forward-Looking Statements

This report, and the information incorporated by reference in it, include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

•	The benefits of our recently completed business combination;

•	Our future financial performance following the business combination;

•	Success in retaining or recruiting, or changes required in, our officers, key employees or directors;

•	Potential ability to obtain additional financing;

•	The impact on our business by changing economic and market conditions; and

•	Our ability to effectively compete or gain market share from our competitors.

The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements contained in this Quarterly Report.   Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

References in this report to “we,” “us” or “our company” refers to Cullen Agricultural Holding Corp.

Part I: Financial Information
Item 1 – Financial Statements (Unaudited)
Cullen Agricultural Holding Corp. and Subsidiary
(a development stage company)
(a wholly-owned subsidiary of Triplecrown Acquisition Corp.)
Condensed Consolidated Balance Sheet
September 30, 2009

September 30, 2009 (Unaudited)
ASSETS

Total assets	$—

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current liabilities:
Accrued expenses	1,000

Total current liabilities	1,000

Stockholder’s deficit:
Preferred stock - $0.0001 par value; authorized 1,000,000
shares; no shares issued and outstanding
Common stock - $0.0001 par value; authorized 160,000,000
shares; issued and outstanding 10 shares	—
Deficit accumulated during development stage	(1,000)

Total stockholder’s deficit	(1,000)

Total liabilities and stockholder’s deficit	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cullen Agricultural Holding Corp. and Subsidiary
(a development stage company)
(a wholly-owned subsidiary of Triplecrown Acquisition Corp.)
Condensed Consolidated Statement of Operations
For the Period From August 27, 2009 (Inception) Through September 30, 2009
(unaudited)

Revenue	$—

Operating expenses
Organization costs	1,000

Total operating expenses	1,000

Net loss	$(1,000)

Weighted average number of common shares outstanding – basic and diluted	10

Basic and diluted net loss per share	$(100)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cullen Agricultural Holding Corp. and Subsidiary
(a development stage company)
(a wholly-owned subsidiary of Triplecrown Acquisition Corp.)
Condensed Consolidated Statement of Changes in Stockholders’ Deficit
For the Period From August 27, 2009 (inception) through September 30, 2009
(unaudited)

	Common Stock		Additional	Deficit Accumulated During Development	Total Stockholder’s
	Shares	Amount	Paid-in capital	Stage	Deficit

Balance, August 27, 2009 (inception)	—	$—	$—	$—	$—
Issuance of stock to initial stockholder (Parent) – 10 shares at $0.001 per share	10	—	—	—	—
Net (loss) for the period from August 27, 2009 (inception) through September 30, 2009	—	—	—	(1,000)	(1,000)
Balance, September 30, 2009	10	$—	$—	$(1,000)	$(1,000)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cullen Agricultural Holding Corp. and Subsidiary
(a development stage company)
(a wholly-owned subsidiary of Triplecrown Acquisition Corp.)
Condensed Consolidated Statements of Cash Flows
For the Period From August 27, 2009 (inception) through September 30, 2009
(unaudited)

Cash flows from operating activities:
Net loss	$(1,000)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Changes in operating assets and liabilities:
Accrued expenses	1,000

Net cash provided by operating activities	—

Net increase in cash	—

Cash at the beginning of the period	—

Cash at the end of the period	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARY
(a development stage company)
(a wholly-owned subsidiary of Triplecrown Acquisition Corp.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1 – Interim Financial Information, Organization, Business Operations, Significant Accounting Policies and Going Concern Consideration

Basis of Presentation

Cullen Agricultural Holding Corp.’s (the “Company”) (a development stage company) accompanying condensed consolidated balance sheet as of September 30, 2009, and the condensed consolidated statements of operations, cash flows and changes in stockholders' deficit from August 27, 2009 (inception) through September 30, 2009 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles  generally accepted in the United States of America (“GAAP”) on the same basis as the audited financial statements as of and for the period from August 27, 2009 (inception) through August 31, 2009 included in the Company’s Registration Statement on Form S-4 that was declared effective by the Securities and Exchange Commission (“SEC”) on October 13, 2009 and, in the opinion of the Company’s management, reflect all adjustments, which include normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2009 and the results of its operations and cash flows for the period from August 27, 2009 (inception) through September 30, 2009. The financial data and other information disclosed in the notes to the condensed consolidated financial statements are also unaudited. The results for the period from August 27, 2009 (inception) through September 30, 2009 are not necessarily indicative of the results to be expected for the period ending December 31, 2009.

The Company has evaluated events that occurred subsequent to September 30, 2009 through November 25, 2009, the date on which these condensed consolidated financial statements were issued. Management concluded that no other events required disclosure in these condensed consolidated financial statements.

Organization and Nature of Operations

The Company was incorporated under the laws of the state of Delaware on August 27, 2009. The Company was formed as a wholly-owned subsidiary of Triplecrown Acquisition Corp. (the “Parent” or “Triplecrown”) and CAT Merger Sub, Inc. (“Merger Sub”), a Georgia corporation, was incorporated as a wholly-owned subsidiary of the Company on August 31, 2009. The Company and Merger Sub were formed in order to allow Triplecrown to complete the transactions (the “Merger”) contemplated by an Agreement and Plan of Reorganization (the “Merger Agreement”), dated as of September 4, 2009, as amended, among Triplecrown, the Company, Merger Sub, Cullen Agricultural Technologies, Inc. (“Cullen Agritech”) and Cullen Inc. Holdings Ltd., an affiliate of Eric J. Watson, the Company’s chief executive officer, secretary, chairman of the board and treasurer, and the then holder of all of the outstanding common stock of Cullen Agritech.  The Company has chosen December 31 as its fiscal year end.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARY
(a development stage company)
(a wholly-owned subsidiary of Triplecrown Acquisition Corp.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1 – Interim Financial Information, Organization, Business Operations, Significant Accounting Policies and Going Concern Consideration, continued

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Merger Sub. All intercompany accounts and transactions have been eliminated in consolidation.

Going Concern Consideration

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $1,000 for the period from August 27, 2009 (inception) through September 30, 2009, and no cash as of September 30, 2009. Subsequent to the closing of the merger on October 22, 2009 and after payment of converting stockholders and forward contracts (including fees), approximately $3.7 million was disbursed to the Company.  After payment of transaction related expenses (excluding deferred underwriting commissions), there was approximately $3.0 million available for Cullen Agritech’s working capital requirements. Upon the Closing, the Company issued to Cullen Holdings a promissory note in the amount of $6,869,383, representing part of the purchase price of a certain piece of land to be used by the Company following the Closing (see Note 5 to the Company’s condensed consolidated financial statements). This amount was to be repaid to Cullen Holdings at Closing but sufficient funds were not available.  To date, no part of the aforementioned promissory note has been repaid. The promissory note accrues interest at the rate of 8% per annum and is to be repaid as soon as practicable but no later than 90 days from the date of issuance. Additionally, under the terms of the underwriting agreement executed in connection with Triplecrown’s initial public offering, Triplecrown was required to pay the underwriters $19,320,000 of deferred underwriting discounts and commissions upon consummation of an “initial business combination” (as defined therein). The Company is currently negotiating with the underwriters with respect to the amount of deferred underwriting discounts and commissions, if any, to be paid as a result of the closing of the Merger.  No agreement has been reached as of the date hereof and as a result no fee has been paid. Accordingly, the $3.0 million available for Cullen Agritech’s working capital requirements does not take into account any potential liability due to the underwriters.The Company intends to seek further financing to execute its business plan. The Company may not be able to attain further financing and the Company’s funds may not be sufficient to execute its business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if it is unable to continue as a going concern.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARY
(a development stage company)
(a wholly-owned subsidiary of Triplecrown Acquisition Corp.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1 – Interim Financial Information, Organization, Business Operations, Significant Accounting Policies and Going Concern Consideration, continued

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Organization Costs

Organization costs of $1,000 consist of legal and incorporation fees, incurred through the balance sheet date that are related to the formation of the corporations and were expensed as incurred.

Earnings Per Share

The Company follows the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “ASC”) ASC 260, “Earnings Per Share” (“ASC 260”). In accordance with ASC 260, earnings per common share amounts (“Basic EPS”) are computed by dividing earnings by the weighted average number of common shares outstanding for the period. Earnings per common share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive options, warrants, and other potential common stock outstanding during the period. ASC 260 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”).  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.  A valuation allowance against deferred tax assets is provided when it is more likely than not that the deferred tax asset will not be fully realized.  As of September 30, 2009, the Company had a net loss of $1,000, which if realized would have a tax benefit of $340.  The Company has determined that this deferred tax benefit has no value at this time, as the Company does not believe that it will utilize these losses in the future, and accordingly has recorded a valuation allowance of 100% of the deferred tax asset.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARY
(a development stage company)
(a wholly-owned subsidiary of Triplecrown Acquisition Corp.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1 – Interim Financial Information, Organization, Business Operations, Significant Accounting Policies and Going Concern Consideration, continued

Income Taxes, continued

The Company uses the provisions of ASC 740 related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a income tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company classifies interest and penalties, if any, associated with uncertain tax positions as a component of income tax expense.  No interest and penalties related to uncertain tax positions were accrued at September 30, 2009.

During the period from August 27, 2009 (inception) through September 30, 2009, the Company recognized no adjustments for uncertain tax benefits.  The Company is subject to U.S. federal and state examinations by tax authorities since its inception. The Company does not expect any significant changes to its unrecognized tax positions during the next 12 months.

Recent Accounting Pronouncements

Accounting Standards Codification

During the third quarter of 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2009-01, “Amendments Based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (the “ASC”). The ASC became the single source of authoritative GAAP in the United States, other than rules and interpretive releases issued by the SEC. The ASC reorganized GAAP into a topical format that eliminates the previous GAAP hierarchy and instead established two levels of guidance – authoritative and nonauthoritative. All non-grandfathered, non-SEC accounting literature that was not included in the ASC became nonauthoritative. The adoption of the ASC did not change previous GAAP, but rather simplified user access to all authoritative literature related to a particular accounting topic in one place. Accordingly, the adoption had no impact on the Company’s consolidated financial position and results of operations. All prior references to previous GAAP in the Company’s condensed consolidated financial statements were updated for the new references under the ASC.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARY
(a development stage company)
(a wholly-owned subsidiary of Triplecrown Acquisition Corp.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1 – Interim Financial Information, Organization, Business Operations, Significant Accounting Policies and Going Concern Consideration, continued

Recent Accounting Pronouncements, continued

In December 2007, the FASB issued guidance now codified in ASC 805. “Business Combinations.” The new standard changes accounting for acquisitions that close beginning in 2009 in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, In-process research & development and restructuring costs.  More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard.  The new standard promotes greater use of fair values in financial reporting. In addition, under the new standard, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. Some of the changes will introduce more volatility into earnings.  The new standard is effective for fiscal years beginning on or after December 15, 2008.  The new standard will have an impact on accounting for any business acquired after the effective date of this pronouncement.

In December 2007, the FASB issued guidance now codified in ASC 810, “Consolidation” (“ASC 810”). The new standard will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (“NCI”) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. The new standard is effective for fiscal years beginning after December 15, 2008. The new standard would have an impact on the presentation and disclosure of the noncontrolling interests of any non-wholly owned business acquired in the future.

In May 2009, the FASB issued guidance now codified in ASC 855, “Subsequent Events”. This new standard is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This new standard became effective June 15, 2009 for all subsequent reporting periods. The adoption of this standard resulted in additional disclosure with respect to subsequent events.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). This statement has not yet been integrated into the ASC. SFAS 167 eliminates Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. SFAS 167 will be effective January 1, 2010. The adoption of SFAS 167 is not expected to have an impact on the Company’s consolidated financial statements or results of operations.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARY
(a development stage company)
(a wholly-owned subsidiary of Triplecrown Acquisition Corp.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1 – Interim Financial Information, Organization, Business Operations, Significant Accounting Policies and Going Concern Consideration, continued

Recent Accounting Pronouncements, continued

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the condensed consolidated financial statements.

Note 2 – Merger

On September 4, 2009, the Company entered into the Merger Agreement. Parties to the Merger Agreement included the Company, Triplecrown, the Merger Sub, Cullen Agritech and Cullen Inc. Holdings Ltd. (the “Parties”).  Pursuant to the Merger Agreement, the parties proposed (i) to merge Triplecrown into the Company, with the Company being the surviving public entity and (ii) to merge Merger Sub into Cullen Agritech, with Cullen Agritech being the surviving subsidiary of the Company.  The Merger was consummated on October 22, 2009.  As a result, the holders of common stock and warrants of Triplecrown received like securities of the Company, on a one-to-one basis, in exchange for their existing securities, except that 11,380,000 shares of the 13,800,000 shares of common stock owned by Triplecrown’s founding shareholders and directors were cancelled.  The shares of Cullen Agritech’s common stock were converted into 15,881,148 shares of the Company’s common stock as purchase consideration. Upon consummation of the Merger, the Company became the sole owner of Cullen Agritech’s common stock.

In connection with the Merger, the stockholders of Triplecrown approved the amendment of certain terms of the Warrant Agreement, dated as of October 22, 2007. Specifically the holders of Triplecrown’s warrants agreed to increase the strike price of the warrants from $7.50 per share to $12.00 per share and to extend the expiration date to October 22, 2013.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARY
(a development stage company)
(a wholly-owned subsidiary of Triplecrown Acquisition Corp.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 2 – Merger, continued

On October 22, 2009, the Merger was consummated (the “Closing”).  In connection with the transactions, Triplecrown entered into “forward contracts” to purchase approximately 39.4 million of the shares of its common stock sold in its initial public offering in privately negotiated transactions from stockholders who would otherwise have voted against the Merger for an aggregate purchase price of approximately $385 million.  The closing of such purchases was effected on the Closing out of the funds that were held in Triplecrown’s trust account and were released as a result of the Merger.  In connection with such purchases, Triplecrown paid a fee to Victory Park Capital Advisors, LLC of $1,154,157 for purchasing an aggregate of approximately 15.5 million shares from stockholders who would otherwise have voted against the Merger.

Upon completion of the Merger, Cullen Holdings was issued 15,881,148 shares of the Company’s common stock for its interest in Cullen Agritech. Of this amount, 1,588,114 shares were deposited in escrow to secure the indemnification obligations owed to Triplecrown under the Merger Agreement.  Additionally, two consultants to Triplecrown were issued an aggregate of 455,000 shares of common stock of the Company.

After giving effect to the Merger and the issuances to Triplecrown’s two consultants, as of October 22, 2009, 19,247,311 shares of the Company’s common stock is outstanding and 74,000,000 warrants, each to purchase one share of the Company’s common stock.

The number of shares of common stock of the Company issued and outstanding upon consummation of the Merger on October 22, 2009 is summarized as follows:

Triplecrown Public Shares outstanding prior to the Merger	55,200,000
Triplecrown Founder shares	13,800,000
Total Triplecrown shares outstanding prior to the Merger	69,000,000
Common shares forfeited by Triplecrown Founders	(11,260,000)
Common shares forfeited by Triplecrown non-continuing directors	(120,000)
Triplecrown shares converted to a pro rata share portion of Triplecrown’s trust account (1)	(15,267,212)
Triplecrown shares purchased pursuant to stock purchase agreements (2)	(39,441,625)
Total Triplecrown shares outstanding immediately prior to the effective date of the Merger	2,911,163
Share exchange ratio (1 to 1)	1:1
Common shares issued in connection with the Merger	2,911,163
Common shares issued as purchase consideration to Cullen Holdings	15,881,148
Common shares issued to consultants of Triplecrown	455,000
Total common shares outstanding at closing, October 22, 2009	19,247,311

(1) Reflects the 15,267,212 Triplecrown shares, representing 27.66% of the shares sold in Triplecrown’s initial public offering, that were converted into a pro rata portion of the funds in the Triplecrown trust account in connection with the consummation of the Merger.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARY
(a development stage company)
(a wholly-owned subsidiary of Triplecrown Acquisition Corp.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

Note 2 – Merger, continued

(2) Prior to Triplecrown’s stockholder meeting on October 22, 2009, Triplecrown entered into stock purchase agreements with several third parties pursuant to which Triplecrown agreed to purchase such parties’ Triplecrown shares in connection with the Merger.

As of the Closing, the former shareholders of Triplecrown had an approximate 18% voting interest in the Company and Cullen Holdings had an approximate 82% voting interest in the Company. The Merger will be accounted for as a reverse merger accompanied by a recapitalization of the Company. Under this accounting method, Cullen Agritech is considered the acquirer for accounting purposes because it has obtained effective control of the Company and Triplecrown as a result of the Merger. This determination was primarily based on the following facts: the Cullen Holdings’ retention of a majority voting interest in the Company; and Cullen Holdings’ senior management serve as the senior management of the Company. Under this method of accounting, the recognition and measurement provisions of ASC 805, “Business Combinations” (“ASC 805”) do not apply and therefore, the Company will not recognize any goodwill or other intangible assets based upon fair value or related amortization expense associated with amortizable intangible assets. Instead, the share exchange transaction utilizes the capital structure of the Company with Cullen Agritech surviving as a subsidiary and the assets and liabilities of Cullen Agritech are recorded at historical cost.

On October 22, 2009, $538,810,161 was held in Triplecrown’s trust account. Upon consummation of the Merger, the funds were disbursed as follows: $149,007,989 to stockholders who voted against the Merger and elected to convert their shares into a pro rata portion of the Triplecrown trust account (approximately $9.76 per share); $384,950,260  to the third parties who entered into stock purchase agreements with Triplecrown pursuant to which Triplecrown agreed to purchase such parties’ Triplecrown shares in connection with the Merger; $1,154,157 in fees paid to Victory Park Capital Advisors, LLC for the aggregation of shares from such third parties; the remaining $3,697,755 from Triplecrown’s trust account was received by the Company upon consummation of the Merger. Of this amount, $637,867 was used to pay expenses and fees associated with the transaction, resulting in net proceeds to the Company of $3,059,888. The net proceeds received by the Company are expected to be used for general working capital purposes.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARY
(a development stage company)
(a wholly-owned subsidiary of Triplecrown Acquisition Corp.)
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

Note 3 – Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, rights and preferences as may be determined from time to time by the Company’s board of directors. There are no shares of preferred stock outstanding.

Note 4 – Common Stock

The Company is authorized to issue 160,000,000 shares of common stock. As more fully discussed in Note 1, as of the closing date of the Merger on October 22, 2009, the Company had 19,247,311 shares of common stock outstanding.

Note 5 – Subsequent Events

Natural Dairy, Inc. (“NDI”), a subsidiary of Cullen Agritech, and Triplecrown entered into a land purchase contract with Grimsley LLC on June 27, 2009, as amended, to purchase 3,618 acres of farmland in the State of Georgia. A deposit in the aggregate amount of approximately $1.7 million was made and the parties intended to close on the purchase contract on September 30, 2009. From September 30, 2009 to October 16, 2009, NDI was waiting for the seller of the land to satisfy its closing conditions which were satisfied and the close on the sale of the property occurred on October 16, 2009.

Upon the Closing of the Merger, the Company issued to Cullen Inc. Holdings Ltd. a promissory note in the amount of $6,869,383, representing part of the purchase price of the land to be used by the Company following the Closing.  The note accrues interest at the rate of 8% per annum and is to be repaid as soon as practicable but no later than 90 days from the date of issuance. This amount was to be repaid to Cullen Inc. Holdings Ltd. at Closing of the Merger but sufficient funds were not available.  The Company has not repaid the note.

On November 2, 2009, an amended class action complaint, styled Goodman v. Cullen Agricultural Holding Corp., et al., was filed in the Court of Chancery of the State of Delaware against the Company and the former directors of Triplecrown challenging the Merger and alleging that Triplecrown’s former directors breached their fiduciary duties by, among other things, causing Triplecrown to take ultra vires action and failing to provide Triplecrown’s stockholders with adequate time and information to determine whether to support the Merger.  The plaintiff seeks, among other things, to have the Merger declared void, to have Triplecrown dissolved, to have Triplecrown’s trust account restored and distributed pro rata to members of the putative class of public stockholders of Triplecrown and an opportunity for members of the putative class to exercise conversion rights in connection with the Merger.  The defendants’ answer is due on or before November 30, 2009.  The Company is in the process of analyzing the complaint and determining how to proceed.  It intends to defend this action vigorously but can provide no assurance as to the manner or timing of its resolution.

ITEM 2 -	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Condensed Consolidated Interim Financial Statements and footnotes thereto contained in this report.

Overview

Business Combination

On October 22, 2009, pursuant to an Agreement and Plan of Reorganization (the “Merger Agreement”), dated as of September 4, 2009, as amended, among the Company, Triplecrown Acquisition Corp. (“Triplecrown”), CAT Merger Sub, Inc. (“Merger Sub”), Cullen Agricultural Technologies, Inc. (“Cullen Agritech”) and Cullen Inc. Holdings Ltd. (“Cullen Holdings”), the Company consummated a business combination (the “Merger”).  Prior to the Merger, the Company was a wholly owned subsidiary of Triplecrown, Merger Sub was a wholly owned subsidiary of the Company and Cullen Holdings was the sole stockholder of Cullen Agritech.  Pursuant to the Merger, (i) Triplecrown merged with and into the Company with the Company surviving as the new publicly-traded corporation and (ii) Merger Sub merged with and into Cullen Agritech with Cullen Agritech surviving as a wholly owned subsidiary of the Company.  As a result of the Merger, the former security holders of Triplecrown and Cullen Agritech became the security holders of the Company.  Thus, the Company is now a holding company, operating through its wholly-owned subsidiary, Cullen Agritech.

On October 22, 2009, the Company consummated the Merger (the “Closing”).  In connection with the transactions, Triplecrown entered into “forward contracts” to purchase approximately 39.4 million of the shares of its common stock sold in its initial public offering in privately negotiated transactions from stockholders who would otherwise have voted against the Merger for an aggregate purchase price of approximately $385 million.  The closing of such purchases was effected on the Closing out of the funds that were held in Triplecrown’s trust account and were released as a result of the Merger.  In connection with such purchases, Triplecrown paid a fee to Victory Park Capital Advisors, LLC of $1,154,157 for purchasing an aggregate of approximately 15.5 million shares from stockholders who would otherwise have voted against the Merger.

Upon completion of the transactions, Cullen Holdings, the prior holder of common stock of Cullen Agritech which is beneficially owned and controlled by Eric Watson, was issued 15,881,148 shares of the Company’s common stock for his interest in Cullen Agritech. Of this amount, 1,588,114 shares were deposited in escrow to secure the indemnification obligations owed to Triplecrown under the Merger Agreement.  Additionally, two consultants to Triplecrown were issued an aggregate of 455,000 shares of common stock of the Company.

After giving effect to the Merger and the issuances to Triplecrown’s two consultants, there are currently outstanding 19,247,311 shares of the Company’s common stock and 74,000,000 warrants, each to purchase one share of the Company’s common stock.

After payment of converting stockholders and forward contracts (including fees), approximately $3.7 million was disbursed to the Company.  After payment of transaction related expenses (excluding deferred underwriting commissions), there was approximately $3.0 million available for Cullen Agritech’s working capital requirements. The aforementioned working capital amount does take into account $19,320,000 of deferred underwriting discounts and commissions that could potentially be due to the underwriters of Triplecrown if the Merger is deemed an "initial business combination" (as defined in the underwriting agreement entered in connection with Triplecrown's initial public offering ("IPO")). The Company is currently negotiating with the underwriters with respect to the amount to be paid, if any, from the closing of the Merger. No agreement has been reached as of the date hereof.

The number of shares of common stock of the Company issued and outstanding upon consummation of the Merger on October 22, 2009 is summarized as follows:

Triplecrown Public Shares outstanding prior to the Merger	55,200,000
Triplecrown Founder shares	13,800,000
Total Triplecrown shares outstanding prior to the Merger	69,000,000
Common shares forfeited by Triplecrown Founders	(11,260,000)
Common shares forfeited by Triplecrown non-continuing directors	(120,000)
Triplecrown shares converted to a pro rata share portion of Triplecrown’s trust account (1)	(15,267,212)
Triplecrown shares purchased pursuant to stock purchase agreements (2)	(39,441,625)
Total Triplecrown shares outstanding immediately prior to the effective date of the Merger	2,911,163
Share exchange ratio (1 to 1)	1:1
Common shares issued in connection with the Merger	2,911,163
Common shares issued as purchase consideration to Cullen Holdings	15,881,148
Common shares issued to consultants of Triplecrown	455,000
Total common shares outstanding at closing, October 22, 2009	19,247,311

(1) Reflects the 15,2675,212 Triplecrown shares, representing 27.66% of the shares sold in Triplecrown’s initial public offering, that were converted into a pro rata portion of the funds in Triplecrown’s trust account in connection with the consummation of the Merger.

(2) Prior to Triplecrown’s stockholder meeting on October 22, 2009, Triplecrown entered into stock purchase agreements with several third parties pursuant to which Triplecrown agreed to purchase such parties’ Triplecrown shares in connection with the Merger.

Overview

The Company was incorporated under the laws of the State of Delaware on August 27, 2009.  The Company was formed as a wholly owned subsidiary of Triplecrown.  From its inception in August 2009 until the completion of the Merger on October 22, 2009, the Company’s activities were limited to its organization, the preparation and filing with the SEC of a Registration Statement on Form S-4 and other matters related to the Merger.  Throughout the fiscal quarter ended September 30, 2009, the Company was a “shell company” conducting no business operations or owning or leasing any assets or other property.  Accordingly, the Company’s only assets prior to the Merger arose from the issuance of 10 shares of its common stock to Triplecrown, the Company’s sole stockholder prior to the Merger, upon its inception.  For additional information on the Merger (see Note 2 to the Company’s condensed consolidated financial statements).

As a result of the Merger, we operate through our wholly owned subsidiary, Cullen Agritech.  Cullen Agritech is a newly-formed company committed to the development and commercialization of advanced agricultural technologies. Cullen Agritech’s principal focus will be to improve agricultural yields through forage and animal sciences. Cullen Agritech will do this through the use of intellectual property related to a proprietary farming system that Cullen Agritech acquired upon consummation of the Merger.

Results of Operations

For the period from August 27, 2009 (inception) through September 30, 2009, the Company had a net loss of $1,000. The Company did not generate any revenues during this period as it was formed as a wholly-owned subsidiary of Triplecrown for the purpose of effecting the Merger. The Company’s expenses of $1,000 for the period from August 27, 2009 (inception) through September 30, 2009 consisted of organization costs for legal and incorporation fees related to the formation of the corporation and its wholly-owned subsidiary. The Company and its wholly-owned subsidiary were “shell companies” and conducted no business operations and did not own or lease any real estate or other property.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 1 to the unaudited condensed consolidated interim financial statements. However certain accounting policies are particularly important to the portrayal of financial position and results of operations and require the application of significant judgments by management. In applying those policies, management used its judgment to determine the appropriate assumptions to be used in determination of certain estimates. Our accounting policy will be to use estimates based on terms of existing contracts, observance of trends in the industry and information available from outside sources, as appropriate.

Financial Condition and Liquidity

The Company was formed as a wholly owned subsidiary of Triplecrown.  From its inception in August 2009 until the completion of the Merger on October 22, 2009, the Company’s activities were limited to its organization, the preparation and filing with the SEC of a Registration Statement on Form S-4 and other matters related to the Merger.  As of September 30, 2009, the Company had no available cash and during the period from August 27, 2009 (inception) through September 30, 2009, did not have any sources of revenue.

On October 22, 2009, $538,810,161 was held in Triplecrown’s trust account. Upon consummation of the Merger, the funds were disbursed as follows: $149,007,989 to stockholders who voted against the transaction and elected to convert their shares into a pro rata portion of the Triplecrown trust account (approximately $9.76 per share); $384,950,260  to the third parties who entered into stock purchase agreements with Triplecrown pursuant to which Triplecrown agreed to purchase such parties’ Triplecrown shares in connection with the Merger; $1,154,157 in fees paid to Victory Park Capital Advisors, LLC for the aggregation of shares from such third parties; the remaining $3,697,755 from Triplecrown’s trust account was received by the Company upon consummation of the Merger. Of this amount, $637,867 was used to pay expenses and fees associated with the transaction, resulting in net proceeds to the Company of $3,059,888. The net proceeds received by the Company are expected to be used for general working capital purposes.

Triplecrown consummated its IPO on October 25, 2007. Citigroup Global Markets Inc. (‘‘Citigroup’’) acted as lead manager for the IPO and Jefferies & Company, Ladenburg Thalmann & Co. Inc. and Broadband Capital Management LLC acted as co-managers for the IPO. Under the terms of the underwriting agreement executed in connection with Triplecrown’s IPO, Triplecrown would be required to pay the underwriters $19,320,000 of deferred underwriting discounts and commissions upon consummation of an ‘‘initial business combination’’ (as defined therein). The Company is currently negotiating with the underwriters with respect to the amount to be paid, if any, from the closing of the Merger. No agreement has been reached as of the date hereof.

Upon the Closing of the Merger, the Company issued to Cullen Inc. Holdings Ltd. a promissory note in the amount of $6,869,383, representing part of the purchase price of the land to be used by the Company following the Closing.  The note accrues interest at the rate of 8% per annum and is to be repaid as soon as practicable but no later than 90 days from the date of issuance. This amount was to be repaid to Cullen Inc. Holdings Ltd. at Closing of the Merger but sufficient funds were not available.  The Company has not repaid the note.

Going Concern Consideration

As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $1,000 for the period from August 27, 2009 (inception) through September 30, 2009, and no cash as of September 30, 2009. Subsequent to the closing of the merger on October 22, 2009 and after payment of converting stockholders and forward contracts (including fees), approximately $3.7 million was disbursed to the Company.  After payment of transaction related expenses (excluding deferred underwriting commissions), there was approximately $3.0 million available for Cullen Agritech’s working capital requirements. Upon the Closing, the Company issued to Cullen Holdings a promissory note in the amount of $6,869,383, representing part of the purchase price of a certain piece of land to be used by the Company following the Closing (see Note 5 to the Company’s condensed consolidated financial statements). This amount was to be repaid to Cullen Holdings at Closing but sufficient funds were not available.  To date, no part of the aforementioned promissory note has been repaid. The promissory note accrues interest at the rate of 8% per annum and is to be repaid as soon as practicable but no later than 90 days from the date of issuance. Additionally, the aforementioned working capital amount does take into account $19,320,000 of deferred underwriting discounts and commissions that could potentially be due to the underwriters of Triplecrown if the Merger is deemed an "initial business combination" (as defined in the underwriting agreement entered in connection with Triplecrown's IPO). The Company is currently negotiating with the underwriters with respect to the amount to be paid, if any, from the closing of the Merger. No agreement has been reached as of the date hereof and as a result no fee has been paid. The Company intends to seek further financing to execute its business plan. The Company may not be able to attain further financing and the Company’s funds may not be sufficient to execute its business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if it is unable to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or acquired any non-financial assets.

Contractual Obligations

As of September 30, 2009, the Company, as a wholly owned subsidiary of Triplecrown, did not have any contractual obligations other than those resulting from the consummation of the Merger on October 22, 2009.

ITEM 4T - CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer, and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and treasurer (our principal executive and principal financial and accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based upon his evaluation, he concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under The Exchange Act) were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles (United States). Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles (United States), and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

During the period from August 27, 2009 (inception) through September 30, 2009, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives.  Our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 5 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this report.

ITEM 1A.   RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors described in the Company’s Final Prospectus, dated October 13, 2009 (SEC File No. 333-161773), which could materially affect our business, financial condition or future results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 28, 2009, the Company sold 10 shares of its common stock to Triplecrown for the amount of $0.001 per share.  The Company relied on the exemption under Section 4(2) of the Securities Act.

ITEM 5.  OTHER INFORMATION

Pro Forma Balance Sheet for the Merger

The following table presents the unaudited pro forma condensed balance sheet information of the Company as of September 30, 2009. The unaudited pro forma balance sheet information as of September 30, 2009 gives effect to the Merger being accounted for as a reverse merger accompanied by a recapitalization of the Company as though the Merger had occurred on September 30, 2009. The condensed pro forma balance sheet is presented for informational purposes only and is not intended to project the Company’s financial position as of any future date. The unaudited pro forma condensed balance sheet information gives effect to (1) the net proceeds the Company received from Triplecrown’s trust account and operating funds after the payment of expenses and fees associated with the transaction; (2) repayment of funds due to affiliate in the amount of $643,123 and (3) the impact on equity as a result of the aforementioned items.

Pro forma
September 30, 2009
Cash	$2,177,648
Total current assets	$2,860,233
Total assets	$5,070,774
Total current liabilities (1)	$19,439,801
Total liabilities	$19,439,801
Total stockholders deficit	$(14,369,027)
Total liabilities and stockholders deficit	$5,070,774

(1) Includes $19,320,000 of deferred underwriting discounts and commissions. The Company is currently negotiating with the underwriters with respect to the amount to be paid, if any, from the closing of the Merger. No agreement has been reached as of the date hereof.

Pro forma Results for the Merger

The following table presents the unaudited pro forma results for the period from August 27, 2009 (inception) through September 30, 2009. The unaudited pro forma financial information for the period from August 27, 2009 (inception) through September 30, 2009 combines the results of operations of the Company and Triplecrown as if the Merger had occurred on August 27, 2009 (inception). The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Merger had occurred on the dates indicated. The unaudited pro forma results presented include the effects of (1) incremental compensation expenses for employment agreements executed in connection with the Merger; and (2) adjustments for interest income.

From August 27,2009 (inception) through September 30, 2009
Net sales	$-

Net loss available to common stockholders	$(144,279)

Basic and diluted net income per share	$(0.01)

Weighted average number of shares	$19,247,311

ITEM 6.  EXHIBITS

(a)	Exhibits:

31	Section 302 Certification by CEO and Treasurer

32	Section 906 Certification by CEO and Treasurer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CULLEN AGRICULTURAL HOLDING CORP.

Dated: November 25, 2009

/s/ Eric J. Watson
Eric J. Watson
Chairman of the Board, Chief Executive Officer, Secretary and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)