Form 10-K
period 2009-12-31
Cullen Agricultural Holding Corp
filed 2010-03-31
CIK 1471256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________to ______________

Commission File Number 000-53806

CULLEN AGRICULTURAL HOLDING CORP.
(Exact Name of Issuer as Specified in Its Charter)

Delaware (State of Incorporation)	27-0863248 (Issuer I.R.S. Employer I.D. Number)

320 East Clayton Street, Suite 514 Athens, Georgia (Address of principal executive offices)	30601 (zip code)

(646) 240-4240
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.0001 par value per share
Warrants to purchase shares of Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The registrant has not had a completed second fiscal quarter.  As of December 31, 2009, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $9,530,745.

As of March 31, 2010, there were 19,255,714 shares of Common Stock, $.0001 par value per share, outstanding.

Documents incorporated by reference: None.

CULLEN AGRICULTURAL HOLDING CORP.
FORM 10-K
TABLE OF CONTENTS

i

PART I

ITEM 1.	BUSINESS.

Introduction

Cullen Agricultural Holding Corp. (the “Company”) was incorporated in Delaware on August 27, 2009. References herein to “we,” “us” or “our” refer to the Company.

We are a development stage company. Our principal focus is to use our intellectual property in forage and animal sciences to improve agricultural yields. To date, we have not generated any revenue and will not do so until we have sufficient funds to implement our business plan described below.

Corporate History

We were formed as a wholly-owned subsidiary of Triplecrown Acquisition Corp. (“Triplecrown”), a blank check company. CAT Merger Sub, Inc. (“Merger Sub”), a Georgia corporation, was incorporated as our wholly-owned subsidiary on August 31, 2009. We were formed in order to allow Triplecrown to complete a business combination (the “Merger”) with Cullen Agricultural Technologies, Inc. (“Cullen Agritech”), as contemplated by the Agreement and Plan of Reorganization (the “Merger Agreement”), dated as of September 4, 2009, as amended, among Triplecrown, our Company, Merger Sub, Cullen Agritech and Cullen Inc. Holdings Ltd. (“Cullen Holdings”). Cullen Agritech was formed on June 3, 2009. Cullen Agritech’s primary operations are conducted through Natural Dairy Inc., a wholly owned subsidiary of Cullen Agritech. Cullen Holdings is an affiliated entity controlled by Eric J. Watson, our Chief Executive Officer, Secretary, Chairman of the Board and Treasurer and, prior to the Merger, was the holder of all of the outstanding common stock of Cullen Agritech.

Pursuant to the Merger, (i) Triplecrown merged with and into the Company with the Company surviving as the new publicly-traded corporation and (ii) Merger Sub merged with and into Cullen Agritech with Cullen Agritech surviving as a wholly owned subsidiary of the Company. As a result of the Merger, the former security holders of Triplecrown and Cullen Agritech became the security holders of the Company. Thus, the Company became a holding company, operating through its wholly-owned subsidiary, Cullen Agritech. The Merger was consummated on October 22, 2009.

As of the closing of the Merger (the “Closing”), the former shareholders of Triplecrown had an approximate 18% voting interest in the Company and Cullen Holdings had an approximate 82% voting interest in the Company. The Merger has been accounted for as a reverse merger accompanied by a recapitalization of the Company. Under this accounting method, Cullen Agritech is considered the acquirer for accounting purposes because it has obtained effective control of the Company as a result of the Merger. This determination was primarily based on the following facts: Cullen Holdings’ retention of a majority voting interest in the Company; and Cullen Holdings’ senior management serving as the senior management of the Company. Under this method of accounting, the recognition and measurement provisions of ASC 805, “Business Combinations” (“ASC 805”), do not apply and therefore, the Company will not recognize any goodwill or other intangible assets based upon fair value or related amortization expense associated with amortizable intangible assets. Instead, the share exchange transaction utilizes the capital structure of the Company with Cullen Agritech surviving as a subsidiary and the assets and liabilities of Cullen Agritech are recorded at historical cost.

Business Strategy

Our principal focus is to use our intellectual property in forage and animal sciences to improve agricultural yields. Cullen Agritech was formed to develop, adapt and implement grazing-based farming systems in regions of the world where the geophysical and climatic conditions are suitable for a pasture-based model. However, while the potential for the pasture or grazing model is significant in many of the world’s developed and developing economies, the systems are highly specific and require significant adaptation and modification to be successful. The construction of a robust management framework is essential to deploy the systems effectively in regions of the world where unique sets of geophysical, climatic and social conditions exist. Specifically, Chile, China, Uruguay, the United States and parts of Eastern Europe fit this criteria.

We have identified the global dairy industry as a primary opportunity in which our systems can be applied to improve yields on land and drive cost-base efficiencies. Accordingly, in connection with the Merger, we acquired approximately 3,300 acres of farmland in the State of Georgia that we believe is suitable for the use of our proprietary farming system. We intend to begin utilizing this property once we have sufficient capital to acquire the necessary livestock and supplies for the farmland. We have entered into an agreement to purchase up to 350 cows with Struve Technologies, Inc. (“Struve”), the closing of which is expected to take place in May 2010. We intend to purchase additional cows over the next 12 months as capital becomes available. Natural Dairy intends to utilize the farmland to produce Class I raw milk for the liquid market in the Eastern Seaboard and it will strive to produce milk that is of the highest quality in conformation with food safety standards. Natural Dairy intends to use a majority of crossbred cows that have a higher milk solid content (butter fat, protein and lactose) than US Holsteins which we believe will consistently produce milk which will exceed the 3.5% butter fat standard for Class I milk. Natural Dairy will not use the Bovine Growth Hormone to produce its milk. Natural Dairy milk should receive Class I (fluid) milk grading and pricing with its high butter fat content, low somatic cell and bacteria counts. As a result of its milk production operations, Natural Dairy will also be generating revenue from the sale of livestock. This could take various forms, including, but not limited to the sale of surplus livestock as well as the sale of livestock that will be strategically culled as part of a herd management program. The Company is also considering utilizing a portion of the land for the production of pasture-finished beef products.

In addition to the planned operation of our farmland, we intend to offer a range of farm management and technology services such as forage techniques and genetics and feed management strategies that are designed to help improve the productivity and profitability of food animal production. While we specialize in grazing systems and pasture technologies, products and services can be provided for the traditional confinement-based dairy farm operator to integrate one or more grazing technologies into their operations or refine their feed and animal management strategies to improve profitability within a confinement system.

We are working with producers, industry leaders and governments to improve the economic and environmental sustainability of food animal production. This includes whole farm management plans and feasibility studies, feed production, storage and feeding strategies, genetic improvement and rearing of replacement stock and engineering waste management solutions.

Intellectual Property

Upon consummation of the Merger, we acquired the intellectual property that makes up our proprietary farming system. Our intellectual property includes all constituent components of the proprietary farming system (including forage growth and yields, animal genetics and milking systems) that has been developed by adapting established grazing science, processes, technology and genetics to liquid milk production in the Southeastern United States.

Although we may seek to register this intellectual property at a later date, none of the intellectual property is currently registered. In the absence of registration, protection of the intellectual property will be afforded by the scientifically advanced nature of the information subsisting in the proprietary system. This complexity means our system could not be readily imitated or adopted by current or future market participants. We will seek to protect our intellectual property by using a combination of trademark, patent and trade secrets laws, licensing and nondisclosure agreements and other security measures.

Key Components to Cullen Agritech’s Pasture-Based Farming System

Our first proprietary farming system is applicable to the United States dairy industry and has the potential to significantly increase yields on land in the Southeastern United States. This system is based on a grazing-based farming model, whereby dairy cows are primarily fed a renewable pasture resource as opposed to a corn-based feed. We believe that with time, effort and resources the intellectual property can be adapted for implementation in markets beyond the Southeastern United States. Key components to the farming system are as follows:

Farm Selection and Design: The pasture-based farming system requires land with specific characteristics. These characteristics include key soil properties and base fertility suitable for high quality forage crop production. It also requires contiguous blocks with shapes that minimize walking distances of grazing animals and a high proportion of clear irrigated crop acres that enable the system to achieve its optimum production efficiency. The farming system intellectual property includes paddock designs that provide a high level of control over the pasture feed resource – allowing many different varieties of pasture to be grown and various different rates throughout the year. Paddock area and layout is a fundamental tool that enables pasture to be accurately allocated to meet the nutritional demand of the livestock. Paddocks and lanes are also designed to minimize walking distances to and from the milk harvesting system and enable efficient irrigation of grazed acreage and cooling of livestock in the summer. Water reticulation and stock watering systems are also designed to ensure that milking cows receive adequate fresh water to each paddock. In addition, nutrient management plans are produced for each system so that they meet environmental regulations. The farming system intellectual property incorporates the knowledge and understanding of the above elements that are required to successfully identify and convert land into a successful pasture-based dairy.

We have identified over 40,000 effective acres (farmable acres, typically 75-80% of the property) suitable for deployment of the pasture-based farming systems which may be acquired and developed as capital availability allows. These sites are primarily located in the State of Georgia and have access to an ample supply of high quality water. Engineers and other contractors have been identified to complete the conversion of land as well as manufacturing companies for the installation of sheds and milking systems. Livestock required to stock the potential farms is also being identified through multiple breeders. In connection with the Merger, we acquired approximately 3,300 acres of farmland in the State of Georgia that we believe is suitable for the use of our proprietary farming system. We intend to begin utilizing this property once we have sufficient capital to acquire the necessary livestock and supplies for the farmland. We have entered into an agreement with Struve to purchase 350 cows and intend to purchase additional cows over the next 12 months. As additional capital becomes available to us, we will also begin to attempt to acquire more acreage and deploy our pasture-based farming system on such acreage.

Pasture Sciences: The farming system incorporates a proprietary pasture production strategy that optimizes annual cow feed supply and milk production through an integrated mix of different pasture crop species and varieties, and management thereof. The system incorporates a matrix of summer and winter active species that provide a year-round supply of quality forage. The different pastures are designed to achieve the desired quantitative and qualitative traits, including provision of sufficient energy, protein, and trace elements to the livestock to ensure a targeted milk production is achieved. The intellectual property includes a detailed understanding of pasture inventory methodologies such as indirect pasture assessment technologies, feed budgeting and pasture wedge construction for the specific forage species used in the system. This allows efficient utilization of the pasture resource and can identify where supplemental feeds are required to address any quantitative or qualitative deficiency in the pasture. The intellectual property delivers the knowledge and understanding of the pasture production strategy including the management tools required to manage it on a day to day basis. Without this understanding, an efficient pasture-based production system cannot be achieved. In addition, pasture-specific fertilization and irrigation strategies are also a key component of the farming system intellectual property. Soil moisture sensors are planned to be installed to ensure that irrigation is used optimally to achieve maximum plant growth rates for the specific crop species. To complement this, the intellectual property delivers an understanding of fertilizer application strategies, which are used to ensure that soil fertility is not limiting forage growth.

Animal Genetics, Breeding & Health: The farming system intellectual property includes an understanding of animal management systems and genetic selection criteria to compliment the pasture-based grazing model. The farming system intellectual property incorporates an understanding of key selection criteria to optimize cow type for grazing. These traits include body size and conformation aspects that improved structural health, lower feed requirements for body maintenance, and improved tolerance to environmental extremes (heat and cold). Animals are selected for improved conception rates and maternal traits to increase calf numbers, reduce culling due to reproductive failure and ensure seasonal calving. The environment where the farming system is deployed has hot summers where production is affected if tolerance to heat is not included as a breeding objective. The intellectual property delivers an understanding of specific strategies for identifying heat tolerant animals and building this trait more quickly into the herd. These strategies include low pressure misting lines on center pivot irrigators to cool cows in the summer months as well as mister and sprinkler systems in the milking parlor to further lower body temperature in the summer. Specific milk harvesting strategies such as timing of the milking process have been developed to maximize milk production and cow comfort during milking.

Genetic selection pressure is also driven towards animals that have greater efficiency in the conversion of cellulosic plant (forage-based) diets into milk. Genetic improvement programs are planned be further enhanced with the use of automated animal management systems with radio frequency ID tags that individually track animal performance, feeding, and health status, and allow animals to be selected on these criteria. The understanding of these genetic-selection criteria, which is a key component of the intellectual property, will enable rapid development of livestock lines that are ideally adapted to pasture based production in the Southeast US environment.

Farm Management: In addition to the pasture management strategies and breeding and culling programs, the pasture-based farming system is designed around significant labor, herd management and waste management efficiencies. The intellectual property includes an understanding of how to maximize the speed and efficiency of the milking systems, which, if used correctly, can allow two people to milk up to 500 cows per hour, greatly reducing labor requirements and waste production. Animal management systems such as fencing, lanes and yards allow animals to be quickly moved to various pasture crops on the farm and brought in for milking twice a day with little labor required. The fencing and stock water systems also allow the animals to be allocated variable amounts of pasture feed as needed by the movement of herds between pasture blocks as well as the use of temporary electric fencing. A key component of the farming system intellectual property is an understanding of how to execute this movement of the herds on a daily basis in order to maximize the pasture utilization. The herd management systems also allow the separate management of different herds in their contemporary groups by calving season, age structure, and production targets enabling differential feeding to individual groups as their status requires. The understanding and management of such systems is critical in order to achieve the expected operational efficiencies that a pasture-based system can deliver. Effluent management systems quickly and efficiently recycle waste water by reapplication back onto the pasture using a holding sump, pump and traveling irrigator system designed for grazing systems, eliminating the need for any storage of animal waste, as is necessary in confinement animal operations. The effluent applied over a relatively large land base becomes a valuable source of fertilizer rather than a costly waste product with a significant risk of environmental contamination.

Systems & Training: Day to day management of the farms is critical to success. Therefore, highly trained farm managers who are skilled in grazing management, pasture crop production and animal sciences will need to be trained. As explained, the system includes various specific requirements including detailed management processes such as those associated with pasture production, culling strategies, herd management and effluent management systems. Therefore, an accurate understanding how to communicate and train the key day to day farm managers will be essential to efficiently run a large pasture-based dairy operation. A key part of the intellectual property includes the understanding of how to train and manage the farm management staff to ensure the key performance criteria are achieved.

Testing of Cullen Agritech’s Farming System

During 2008 and 2009, our intellectual property was tested on several research farms. This testing was led by Dr. Richard Watson, the Company’s Chief Scientific Officer and director. None of the testing procedures or results have been independently verified by a third party.

Forage Systems

The research farm conducted forage variety and species testing on both a ‘small plot’ and whole farm scale to determine key forage characteristics such as dry matter (yield) growth profiles by month, nutrient content (energy and crude protein), persistence under grazing and compatibility with other forage species. Species evaluated include C4 perennials such as Bermuda Grass (Cynodon dactylon), several C4 annual species such as Millet and Sudangrass, C3 annual and perennial temperate grasses and legumes, as well as perennial herbs such as chicory. Monthly samples were collected from the replicated small plots to analyze dry matter growth (pounds of dry matter per acre per day), metabolizable energy and crude protein. The ‘small plot’ trials are in a ‘replicated complete block design’ according to strict scientific rigor that is embedded within larger pastures on the research farm. These plot trials allow the simultaneous evaluation of many species and forage varieties in a common environment, across a range of key parameters. The larger whole paddock and farm systems trials were a phase 2 follow-on from the small plot work where the most promising candidates can be assessed on a larger scale.

The results of these trials provided us with a nutritional and growth profile database of many forage crop species and varieties. This database has been used to create a forage species matrix that provides a best fit solution to the nutritional (qualitative) and dry matter (quantitative) requirements of the dairy herd. Such research and development strategies will continue to be used to develop and evaluate new forage species as they become available through commercial breeding programs and from within our own breeding collaborations.

Animal Genetics and Type Evaluations

The research farm acquired livestock across a range of breed types and calving seasons. Detailed records have been kept on productivity (milk yield), reproductive performance (conception rate to artificial insemination and natural mating), health, body condition and heat tolerance. Analysis of these records has resulted in the development of a livestock strategy that will complement the forage strategy and produce the desired performance both on a production and cost basis. The key findings indicated that USA Holsteins are less suitable for the pasture-based farming systems than Holstein / Jersey crosses and purebred Jersey breeds. The ideal calving season to make most effective use of grown forage and minimize environmental stress on the cow is to have herd calving seasons in the spring and autumn and in particular avoid trying to calve and mate in the summer when heat adversely affects both production and reproductive performance in the cow. Specific mating systems and seasonal calving strategies are a key differentiator of a pasture-based system when compared to a traditional, confinement dairy system. The results of such testing allowed us to develop strategies which are instrumental to the intellectual property including those surrounding species selection, culling programs and reproduction management strategies.

Supplemental Feed Inputs

The prevalence of United States genetics in the herd required that supplemental feed input analysis be undertaken to assess what feed levels and feed formulations were necessary to complement a pasture-based diet. This analysis is required in order to achieve the targeted stocking rates while maintaining a feed plan that will deliver sufficient energy to the livestock. The use of supplementary feeds is contrary to a New Zealand-based system where it would not be unusual for there to not be any supplemental feeding strategy utilized. Led by Dr. Watson, we undertook a close examination of energy and trace element intake, which is required to ensure that a complete diet is fed to the livestock to meet the nutritional requirements for body maintenance and milk production.

Results of this work have indicated that a pasture only diet is not possible with a 100% United States genetic base. The research has resulted in the development of a specific supplemental feeding strategy which incorporates between 25% and 30% concentrated corn-based feed. An understanding of how to manage this supplemental feeding strategy on a day to day basis, in response to monitoring forage development and key performance indicators such as production per cow, is also core to the intellectual property that has been developed through this research. Such a strategy must be included in the overall system to balance energy and mineral requirements of the milking animal. From this data, a genetic improvement program has been developed that will look to increase the proportion of Jersey and Jersey crosses and incorporate smaller framed New Zealand Holstein genetics into the herd to improve reproductive performance and feed efficiency on a pasture-based system.

Nutrient Management

The research farm has undertaken studies to evaluate the environmental impact of the pasture based system and associated effluent management processes. Serial soil analyses have been used to track the profile of key nutrients and organic matter in the soil including nitrates, phosphate and potassium and carbon sequestration. Results to date indicate that the system developed on the research farms delivers no nutrient loading, an improvement in nitrogen fertilizer use efficiency over row crop production and an improvement in soil physical properties (organic matter, and structure). It is anticipated that these trials will identify key areas where pasture based animal production has significant environmental advantages.

Research has been undertaken to quantify the impact of animal waste production and management in the grazing system. We have worked closely with Land Grant Universities and State Departments of Agriculture to quantify waste management parameters and implement policy changes that reflect the improvements of the grazing system over the confinement feeding systems.

Competitive Strengths

Key Cullen Agritech personnel have extensive experience in improving yields through applying pasture based farming techniques

Significant time and resources have been invested by our key personnel, including Dr. Richard Watson, a member of our board of directors and the Chief Scientific Officer of Natural Dairy, in developing the necessary capabilities to deploy our pasture-based technologies. Dr. Watson has an extensive background in pastoral science and technology, from the laboratory to commercialization and industry application of technologies. Dr. Watson is supported by Dr. Todd White, Cullen Agritech’s Farming Systems Technical Manager, who, prior to joining the Company on January 1, 2010, was a senior scientist at AgResearch in New Zealand. During his time at AgReseach, Dr. White led research and development programs utilizing and improving pasture-based animal production and biophysical ecosystem models. Prior to joining AgResearch, Dr. White spent three years in a post-doctoral forage research position at Iowa State University.

We have also assembled an experienced group of pastoral scientists and dairy science industry participants to serve on our advisory board to further enhance our position as an innovative technology company with the ability to bring efficient pasture-based production systems to the agricultural community in the United States. The members of our advisory board have access to embryo, semen and genetic screening technologies (SNP-chip) that may accelerate genetic improvement and deployment of these lines in the United States dairy industry.

Tested model through research farms developed by key Cullen Agritech personnel to provide cost advantages

Our proprietary farming system was developed and tested on research farms in Girard, Georgia. These farms were established to develop and test the proprietary grazing system that Natural Dairy plans to roll-out in the Southeastern United States. Although we do not own these research farms, we own all the intellectual property associated with the farming system developed on these farms. The first research farm began producing milk in March 2008. During 2008, it was used to refine and develop the farming system. This research was focused on the development of a pasture crop system that maximized the production and utilization of grown pastures. Breeding and calving season trials have been conducted to optimize the relationship between feed grown on farm and the feed demand of the herd. During 2009, the farming system was refined and has achieved favorable production cost results, proving the efficiency of the system.

Forage based system provides lower cost per hundred pounds (“cwt”) of dairy production:

The cost of producing milk will vary greatly depending on the region, the exact management practices and quality of farmers. For a majority of dairy farmers, the high dependence on the use of corn-based concentrate as a feedstock results in a high cost base. The use of pasture as a replacement for corn-based concentrate in our model reduces this expense, creating a much more economically-sustainable cost structure. Our model will also be less labor intensive and is more likely to have reduced animal health costs due to healthier and less confined conditions.

The chart below depicts the cost structures of various dairy farm operating models. The New Zealand pasture-based grazing model has generally operated at $8.00-$10.00 per cwt cost levels. Given the research and development completed to date, Natural Dairy’s management believes that a cost structure as low as $10.00 per cwt is achievable in the long term. In comparison, the traditional United States confinement based model operated at an average of $19.10 per cwt during 2007 and 2008 ($20.02 per cwt for the US Southern Seaboard region).

Chart 7 Cost Comparison of Different Farming Models
Source: United States Department of Agriculture (“USDA”), Cullen Agritech Management

Natural Dairy is strategically located in a region of high demand coupled with a shortage in supply

Natural Dairy’s roll-out will be focused in the Southeastern United States where there is currently a shortage in the supply of fresh liquid milk. In addition, the United States represents the third largest liquid milk market in the world, a large proportion of which is represented by the Eastern Seaboard. Natural Dairy will be strategically positioned to help fill that supply gap and produce milk for this market, which is currently undersupplied.

Efficient production per cow

We intend to utilize pasture production systems that optimize seasonal qualitative attributes of the pasture to best match the energy demands of its herds. Under these systems, the cow is provided sufficient nutrients to meet her needs for body maintenance and milk production. We intend to employ energy balances (the difference between the energy gained from feed intake and the energy expenditure associated with different physiological functions such as maintenance, milk production, pregnancy, and growth) to ensure that the cows are fed enough pasture to achieve the highest possible production targets in the most cost effective manner. Management believes this level of feed management sets us apart from other grazing operations in the USA.

Cullen Agritech’s system will result in healthier livestock and increased longevity

The common United States dairy industry cow is the US Holstein. Our model is suited to smaller framed livestock such as Jersey/Holstein cross-breeds or a Friesian Holstein. These breeds of livestock generally have longer productive lives than a typical US Holstein, which is further lengthened by the healthier conditions associated with our pasture-based farming system which we own. This longevity is expected to result in reduced livestock culling rates and additional revenue from surplus livestock sales. Livestock managed under the system are also likely to have fewer health issues due to increased exercise and exposure to cleaner, less confined living conditions. As a result animals are healthier and the speed at which infection can spread throughout a herd is reduced. This, in turn, results in increased longevity as well as reduced health-related operating expenses on the farms.

Reduced labor costs

We will utilize milking systems which are custom made to maximize efficiency and minimize labor costs. This technology, combined with a unique and efficient farm design and management strategy, results in reduced labor costs, further reducing the cost of production under the system that we will utilize.

Potential to achieve higher pricing in the future

Management believes the demand for naturally produced food animal products is increasing as the population’s concern with how their food is produced increases. General awareness of the animal ethics and human health benefits of the grazing-based production system have also grown. For instance, a USDA survey showed that 48% of United States consumers now recognize “Grass-fed” as a brand.

Products from animals fed on a pasture dominant diet have been found to contain higher levels of a number of naturally occurring metabolites that have proven human health benefits. The fermentation of the pasture diet in grazing animals by rumen bacteria create higher levels of conjugated linoleic acid (CLA), omega-3 and 6 fatty acids and vitamins A and E in the milk. Production of these qualities in milk produced by confinement cows is reduced by the heavy-starch grain diet, which reduces the formation of these beneficial fermentation products.

Currently, there is a small but rapidly growing market for grass-fed or pasture-fed beef products. However, grass-fed milk products are limited due to dominance of the confinement model and the lack of producers who have the technical knowledge to produce milk on pasture year round.

Natural Dairy has the ability to produce grass-fed milk year round in selected markets. Further, expected milk production levels may in the future result in availability of separate processing, with Natural Dairy’s grass-fed milk being processed separately from other milk. However, Natural Dairy milk will be initially sold as standard milk along with milk from confinement production. This means it will not initially receive premium pricing for its milk products on the basis of its “grass-fed” product. The Company is also exploring the ability to produce grass-fed beef products, which also could be sold for a premium in the marketplace.

Strategic agreements and relationships allow for efficient large scale rollout of pasture based system

As described in more detail below, Cullen Agritech entered into a strategic cooperation agreement with New Zealand Agritech, Inc. (“NZ Agritech”), New Zealand’s national representative body for agricultural technology companies operating in New Zealand, to promote the interests of NZ Agritech and its members. Cullen Agritech will assist members of NZ Agritech to mitigate barriers of market entry and provide the opportunity to realize potential growth in various markets. This alliance reflects an important connection to participants of New Zealand’s agricultural technology industry and enables us to offer its customers the benefit of our advanced technologies.

We believe that this and other potential strategic relationships will help to build our business and operations.

Joint Venture Opportunities

Our business encompasses a broad exposure to third parties operating within the agricultural science industry, including those which have developed or that otherwise promote products and/or technologies that compliment our business objectives. A number of these third parties are seeking to expand into markets in which we will undertake business activities. Management believes that we are positioned to partner with such third parties to assist with market entry and that joint venture opportunities exist in respect to product and technology adaptation services, in addition to potential marketing arrangements.

On August 11, 2009, Cullen Agritech entered into a strategic cooperation agreement with NZ Agritech. Pursuant to the agreement, Cullen Agritech will assist members of NZ Agritech to mitigate barriers of market entry and provide the opportunity to realize the potential growth in various markets. NZ Agritech in turn will actively promote to its members its alliance with Cullen Agritech. Accordingly, this relationship with NZ Agritech presents Cullen Agritech with the opportunity to enter joint ventures and strategic alliances with New Zealand companies offering innovative products and technologies which promote efficient farming systems, including those seeking assistance with adaptation to the Southeastern, United States. The agreement is perpetual in nature but may be terminated by either party upon three months’ notice. Cullen Agritech is obligated to pay a fee to NZ Agritech annually, in arrears, based on its dealings with NZ Agritech’s members. No such dealings have taken place to date and therefore no fee is currently owed. The fee is to be negotiated on a year by year basis.

Within the United States, we believe the know-how residing in its pasture-based farming system will present the opportunity for joint ventures with federal and state departments and businesses including dairy cooperatives, universities, training institutions and farmers.

Customers/Sales and Marketing

We intend to partner with and provide services to some of the world’s largest agricultural companies, including producer cooperatives, corporate farmers, investment funds and agricultural technology providers. Our expertise can be applied across a range of global regions and production systems that utilize pasture systems and technologies for food animal production and can assist industry and government organizations in adapting these technologies to their regions and production requirements. Natural Dairy’s customer base will be predominately milk cooperatives that supply processing facilities.

Competition

Potential competitors are large agricultural technology and service providers that might develop a globally focused consultancy capacity that is focused on the grazing model and technologies. To our knowledge, there is currently no other entity operating in the global grazing technology industry, provided, however companies could potentially develop this capability. These potential competitors include PGG Wrightson (NZ), Livestock Improvement Corporation (NZ), New Zealand Farming System Uruguay (NZ), Grasslands Consultancy LLC (Mo, USA), Manuka Farming (Chile) and Fonterra. To management’s knowledge, none of these companies currently provide agricultural consultancy services of significance outside their country of incorporation and may have limited capacity to move to other regions as a technology provider.

Although Natural Dairy will face competition from other liquid milk producers across the United States, the effect of such competition is not expected to be adverse given the supply gap that exists in the liquid milk market in the Southeastern United States.

Employees

Currently, we have four employees, all of which are not represented by any unions, nor are we otherwise subject to any collective bargaining agreements. We have never experienced a strike or similar work stoppage. We consider our relations with our employees to be good.

ITEM 1A.	RISK FACTORS

Risks Related to Cullen Agritech’s Business

Cullen Agritech has no operating history and may not be able to successfully operate its business or generate sufficient revenue to make or sustain distributions to its stockholders.

We were incorporated in August 2009 in order to consummate the Merger and acquire Cullen Agritech. Cullen Agritech was incorporated in June 2009, is a development stage company and has no operating history. We cannot assure you that we will be able to operate our business successfully or implement our policies and strategies as described in this annual report.

If we are unable to purchase certain assets material to the implementation of our business in a timely manner or at all, such inability would materially adversely affect our business and results of operations.

The implementation of our business plan relies on our ability to purchase land, livestock and other material assets. We do not currently have sufficient funds available to implement our business plan as originally anticipated. We cannot assure you that we will be able to locate financing or funding on suitable terms or at all. If such financing or funding is not available, we may not be able to implement our business plan to any extent.

The land we currently own is subject to a mortgage.

We own approximately 3,300 acres of farmland in the State of Georgia. Such land is the subject of a mortgage granted to Cullen Holdings securing our obligations owed to it pursuant to a promissory note that is due on January 20, 2011. If we fail to repay this promissory note when due, Cullen Holdings may foreclose on the land and take possession of it. We cannot assure you that we will have sufficient capital to repay the note or our other obligations when they come due. If we are unable to pay our obligations as they come due, it could have a material adverse effect on our operations.

The recent disruptions in the overall economy and the financial markets may adversely impact our business and results of operations.

The agricultural industry is sensitive to changes in general economic conditions, both nationally and locally. Recent disruptions in global financial markets and banking systems have made it more difficult for companies to access credit and capital markets. The economic crisis may adversely affect our business in a variety of ways. Access to lines of credit or the capital markets may be severely restricted, which may preclude us from raising funds required for operations and to fund continued expansion. It may be more difficult for us to complete strategic transactions with third parties. Continuing volatility in the credit and capital markets could potentially impair our customers’ ability to access these markets and increase associated costs, and we may be materially affected by these financial market disruptions as economic events and circumstances continue to evolve. The financial and credit market turmoil could also negatively impact our potential suppliers and customers, which could decrease our ability to source, produce and distribute our products and could decrease demand for its products.

If economic conditions continue to worsen, it is possible these factors could significantly impact our financial condition and ability to implement our strategic growth plan.

Any negative public perception regarding our products or industry, or any ill effects of product liability claims, could harm our reputation, damage its brand, result in costly and damaging recalls and expose us to government investigations and sanctions, which would materially and adversely affect its results of operations.

We will sell products for human consumption, which involves a number of risks. Product contamination, spoilage or other adulteration could result in the inability to sell our products. We also may be subject to liability if our products or operations violate applicable laws or regulations or in the event its products cause injury, illness or death. A significant product liability or other legal judgment against us or a widespread product recall may negatively impact our profitability. Even if a product liability or consumer fraud claim is unsuccessful or is not merited, the negative publicity surrounding such assertions regarding our products or processes could materially and adversely affect our reputation, brand image and results of operations. Finally, serious product quality concerns could result in governmental action against us, which, among other things, could result in the suspension of production or distribution of our products, or other governmental penalties, including possible criminal liability.

We may not realize anticipated benefits from our strategic growth plan.

We will implement a strategic growth plan, which includes a number of initiatives, that we believe are necessary in order to position our business for future success and growth. Over the next several years, these initiatives will require investments in people, systems, tools and facilities. Our success and earnings growth depends in part on our ability to maintain budgeted costs and efficiencies. If we are unable to successfully implement these initiatives, or fail to implement them as timely as anticipated, our results of operations could be adversely impacted.

Our business is subject to various environmental laws, which may increase our compliance costs.

Our business operations are subject to various environmental and governmental regulations. These laws and regulations cover the discharge of pollutants, wastewater, and hazardous materials into the environment. In addition, various laws and regulations addressing climate change are being considered or implemented at the federal and state levels. New legislation, as well as current federal and other state regulatory initiatives, relating to these environmental matters could require us to replace equipment, install additional pollution controls, purchase various emission allowances or curtail operations. These costs could adversely affect our results of operations and financial condition.

Our operations are subject to numerous laws and regulations, exposing us to potential claims and compliance costs that could adversely affect its business.

We are subject to Federal, state and local laws and regulations relating to the manufacturing, labeling, packaging, health and safety, sanitation, quality control, fair trade practices, and other aspects of its business. In addition, zoning, construction and operating permits are required from governmental agencies which focus on issues such as land use, environmental protection, waste management, and the movement of animals across state lines. These laws and regulations may, in certain instances, affect its ability to develop and market new products and to utilize technological innovations in our business. In addition, changes in these rules might increase the cost of operating our facilities or conducting our business which would adversely affect our finances.

Our dairy business will be affected by Federal price support programs and federal and state pooling and pricing programs to support the prices of certain products we sell. Federal and certain state regulations help ensure that the supply of raw milk flows in priority to fluid milk and soft cream producers before producers of hard products such as cheese and butter. If any of these programs was no longer available to us, the prices it pays for milk could increase and reduce its profitability.

Several states also have laws that restrict the ability of corporations to engage in farming activities. These regulations may require us to alter or restrict its operations or cause it to incur additional costs in order to comply with the regulations.

Inability to protect our trademarks and other proprietary rights could damage our competitive position.

Any infringement or misappropriation of our intellectual property could damage its value and could limit our ability to compete. We may have to engage in litigation to protect our rights to intellectual property, which could result in significant litigation costs and require a significant amount of management’s time.

We believe that the know-how associated with our farming systems for the production of raw milk are trade secrets. In addition, we have amassed a large body of knowledge regarding animal nutrition and pasture-based farming which we believe to be proprietary. Because most of this proprietary information is not patented, it may be more difficult to protect. We rely on security procedures and confidentiality agreements to protect this proprietary information; however, such agreements and security procedures may be insufficient to keep others from acquiring this information. Any such dissemination or misappropriation of this information could deprive us of the value of its proprietary information and negatively affect its results.

Our proprietary farming system could be replicated creating additional competition in the grass-fed dairy industry.

Despite our first mover advantage and the substantial amount of research and development that we believe would be required to replicate our farming system, over time and with significant capital, it is possible that other producers could replicate our model with a certain degree of success. This could put our market share and competitive advantages at risk.

The efficiencies of our farming system may not be scalable.

Our farming system has only been tested on a farm which is smaller than those farms we are expecting to roll-out in the future. If its system is not as efficient on a larger scale, this could impair our ability to implement our strategic plan and negatively affect our operating results.

Key assets such as land, livestock and infrastructure could increase in price, reducing the ability to roll-out farms under the current budgeted capital requirements.

An increase in the cost of our key capital items such as land, livestock and infrastructure could reduce our ability to roll-out farms. Key assets may increase substantially in price and additional capital may not be available to us on acceptable terms when needed.

The price of land could decrease, reducing the underlying asset value of the business.

Our current business plan involves buying land assets. If these assets were to be acquired and then the value of these assets decreased, this could reduce the strength of our balance sheet in the future and affect its ability to obtain additional capital and implement its business plan.

We may establish and maintain relationships with only a small number of co-operatives for the collection and processing of our raw milk.

The dairy processing industry is made up of a number of co-operatives that collect and process all raw milk produced at farms. Our business plan anticipates that it will establish and maintain relationships with co-operatives for the collection and processing of its raw milk. It is anticipated that it will not initially, if at all, establish contracts with a large number of different co-operatives, which could expose us to a customer concentration risk.

Milk and corn price volatility could reduce revenues and negatively affect our results of operations.

If the price of milk decreased to that which is substantially lower than expected, this could result in a material reduction in our revenues and negatively affect our results of operations.

Our feeding strategy will utilize a certain proportion of other feedstocks, some of which are corn-based, the price of which fluctuates according to the price of corn. If corn prices were to rise significantly, we could experience a material reduction in our operating margins.

Raw milk production is influenced by a number of factors that are beyond our control, such factors may have a material adverse effect on our business.

Raw milk production is influenced by a number of factors that are beyond our control, including, not limited to, the following:

•	Seasonal Factors: dairy cows generally produce more milk in temperate weather than in cold or hot weather and extended unseasonably cold or hot weather could lead to lower than expected production;

•
Environmental Factors: the volume and quality of milk produced by dairy cows is closely linked to the quality of the nourishment provided by the environment around them, and, therefore, if environmental factors cause the quality of nourishment to decline, our milk production could decline; and

•
Governmental Agricultural and Environmental Policy: declines in government grants, subsidies, provision of land, technical assistance and other changes in agricultural and environmental policies may have a negative effect on the viability of our farms, and the numbers of dairy cows and quantities of milk they are able to produce.

Such factors could have a material adverse effect on our business.

The milk production business is highly competitive and, therefore, we face substantial competition in connection with the sale of our products.

We face competition from other milk producers across the U.S. Most of our competitors are well established, have greater financial, marketing, personnel and other resources, have been in business for longer periods of time than we have, and have products that have gained wide customer acceptance in the marketplace. We may be unable to compete successfully or our competitors may develop products which have superior qualities or gain wider market acceptance than ours.

Large-scale disease could harm a significant portion of our livestock, reducing its ability to produce revenue.

The productivity and profitability of Natural Dairy’s businesses depend on animal and crop health and on disease control. Natural Dairy will face the risk of outbreaks of bovine spongiform encephalopathy (“BSE”) which could lead to decreased milk and livestock sales and increased costs to produce its products. There have been three confirmed cases as having BSE in the United States in Washington, Alabama and Texas. Various countries have halted the import of U.S. fed beef in response to the discovery of BSE in the U.S. marketplace. In response to the discovery of BSE in the U.S. marketplace, the USDA has increased testing requirements for cows and is exploring additional inspection requirements which could increase the cost of production of dairy products. The discovery of additional cases of BSE could lead to widespread destruction of dairy cows, could cause consumer demand for dairy products to decrease and could result in increased inspection costs and procedures as well as reduce revenues from the sale of livestock. If this occurs, Natural Dairy could have decreased production and sales of its dairy products due to decreased consumer demand or decreased milk supply and decreased operating margins as a result of increased dairy production costs.

Natural Dairy will face the risk of outbreaks of foot-and-mouth disease, which could lead to a significant destruction of cloven-hoofed animals such as dairy cattle, beef cattle, swine, sheep and goats and significantly reduce the demand for meat products. Because foot-and-mouth disease is highly contagious and destructive to susceptible livestock, any outbreak of foot-and-mouth disease could result in the widespread destruction of all potentially infected livestock. If this happens, Natural Dairy could also have difficulty procuring the livestock it needs for its dairy operations and incur increased cost to produce its dairy products, which could reduce its production, sales and operating margins.

Our ability to produce revenue will be dependent on the continual survival and health of Natural Dairy’s livestock. If a significant number of Natural Dairy’s livestock died or were infected with a disease, Natural Dairy’s ability to produce revenue form the sale of milk would be reduced.

Our results of operations will fluctuate by season and will be affected by weather conditions.

Any adverse or major deviations from the typical weather conditions expected in a region could negatively impact our ability to produce revenue under our current strategy. In addition, severe weather conditions and natural disasters, such as floods, droughts, frosts or earthquakes, or adverse growing conditions, diseases and insect-infestation problems may reduce the quantity and quality of its milk production. For example, dairy cows produce less milk when subjected to extreme weather conditions, including hot and cold temperatures. A significant reduction in the quantity or quality of milk produced due to adverse weather conditions, disease, insect problems or other factors could result in increased processing costs and decreased production, with adverse financial consequences to us.

A change in the water availability may negatively impact the efficiency of the business model.

The success of our farming system is dependent on the availability of water to successfully grow forage. If there was a reduction in water availability on a farm subsequent to acquiring and converting that property, due to drought, contamination or otherwise, our ability to produce milk on that farm could be negatively affected.

We depend upon our key personnel and our ability to retain and recruit additional qualified personnel to implement our business strategy. The loss of such key personnel or the inability to retain or recruit qualified personnel in the future could have a material adverse impact on the implementation of the business strategy.

Our success depends largely on our ability to attract, develop, motivate and retain highly skilled professionals. The loss or unavailability of any of our key personnel or the inability to train and retain additional qualified personnel and advisory board members for any significant period of time or at all would have a material adverse effect on the business, prospects, financial condition and results of operations.

We may be unable to develop and implement a marketing strategy for our advisory and consulting services, which may have a material adverse effect on our business.

We do not have any long-term agreements with clients for the provision of advisory and consulting services we intend to offer. Although we have not included consulting revenues in our forecasts, the success of our business will depend in part on our ability to secure advisory clients. If we are unable to secure advisory clients due to ineffective marketing, because of an economic downturn decreasing the demand for outsourced professional services or otherwise, our business is likely to be materially adversely affected.

Inability to obtain required import permits could reduce our ability to achieve certain long term operating efficiencies.

Our business plan includes the potential future requirement for importation of certain farm products, technologies or animal products into the US as well as movement of these products or technologies between States within the US. The importation of Agritech products from New Zealand into the US is subject to various regulatory and licensing restrictions including but not limited to those imposed by the U.S. Customs Service; the United States International Trade Commission; the United States Department of Agriculture; the Food and Drug Administration; the Animal & Plant Health Inspection Service; the Farm Service Agency; the Environmental Protection Agency and the Occupational Health & Safety Administration. We might also be exposed to certain quota limitations. Specifically, for animal products including semen and embryos, the U.S. Federal Law requires that the USDA Animal and Plant Health Inspection Service (APHIS) issue a permit. The current regulatory environment in the U.S. in regards to importation of Agritech products from New Zealand could change sometime in the future. As such, it is possible that we might be unable to obtain such permits or our activities will be limited by an inability to comply with the required regulatory and licensing restrictions. This could limit the ability for us to achieve our financial forecasts.

A forage-based strategy could result in reduced production in the winter months.

Due to the reliance on forage as a primary feed source, the colder winter months could reduce forage growth and therefore reduce feed availability for the farm’s livestock. This could result in either the requirement to increase the use of supplemental feed or reduced milk production. This could negatively impact our ability to produce milk or maintain expected operating margins.

Our warrants may be exercised in the future, which would increase the number of shares eligible for future resale in the public market.

We have outstanding warrants to purchase an aggregate of 74,000,000 shares of common stock. To the extent such warrants are exercised, additional shares of our common stock will be issued, which would dilute the ownership of existing stockholders.

Eric J. Watson effectively controls us.

Eric Watson beneficially owns 15,881,148 shares of our common stock and effectively controls us through such ownership. Because of this ownership, he will be able to have considerable influence over our corporate actions in the future.

Our stock price could fluctuate and could cause you to lose a significant part of your investment.

The market price of our securities may be influenced by many factors, some of which are beyond our control, including those described above and the following:

•	changes in financial estimates by analysts;

•	fluctuations in its quarterly financial results or the quarterly financial results of companies perceived to be similar to it;

•	general economic conditions;

•	changes in market valuations of similar companies;

•	terrorist acts;

•	changes in its capital structure, such as future issuances of securities or the incurrence of additional debt;

•	future sales of common stock;

•	regulatory developments in the United States, foreign countries or both;

•	litigation involving us, our subsidiaries or our general industry; and

•	additions or departures of key personnel.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We maintain our executive offices at 320 East Clayton Street, Suite 514, Athens, Georgia. The lease expires on June 30, 2010. We have the option to renew the lease for additional 6 months through December 31, 2010. We also have a second option to renew the lease for an additional 12-month period through December 31, 2011. This second option is a mutual option, which requires both parties to be willing to exercise the option. The total rent commitment for the premises through June 30, 2010 is approximately $8,300. The total rent for the first and second option periods is approximately $8,900 and $20,000, respectively.

Additionally, we own approximately 3,300 acres of farmland in the State of Georgia.

ITEM 3.	LEGAL PROCEEDINGS.

See Note 7 to our consolidated financial statements included in Part II, Item 8 of this annual report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock and warrants are listed on the OTC Bulletin Board under the symbols, CAGZ and CAGZW, respectively. The following table sets forth the range of high and low sales prices for the common stock and warrants for the periods indicated since the common stock and warrants commenced public trading on October 23, 2009.

	Common Stock		Warrants
	High	Low	High	Low
Fiscal 2010:
First Quarter*	$3.95	$1.75	$0.05	$0.02

Fiscal 2009:
Fourth Quarter	$6.20	$3.60	$0.12	$0.03

* Through March 24, 2010.

Holders

As of March 24, 2010, there were 17 holders of record of our common stock and 14 holders of record of our warrants.

Dividends

We have not paid any cash dividends on our common stock to date. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends will be within the discretion of our board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities and Use of Proceeds

We did not effect the sale of any unregistered securities during the fourth quarter of 2009.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected financial data set forth below is derived from our audited financial statements. This selected financial data should be read in conjunction with the section under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K:

For the period from
June 3, 2009
(inception) through
December 31, 2009
Total revenues	$—
Loss from operations	(524,924)
Net loss	(612,526)
Earnings per share basic and diluted	(0.03)
Weighted average shares outstanding	19,247,311
Working capital	2,199,282
Total assets	11,855,329
Stockholders’ equity	$5,451,319

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

 The following discussion should be read in conjunction with our Consolidated Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis or Plan of Operation” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

In assessing forward-looking statements contained herein, readers are urged to carefully read those statements. Among the factors that could cause actual results to differ materially are: inability to protect our intellectual property; inability to obtain necessary financing; competition; loss of key personnel; increases of costs of operations; continued compliance with government regulations; and general economic conditions.

A description of key factors that have a direct bearing on our results of operations is provided under “Risk Factors” included on Item 1A of this form 10-K.

Overview

Business Combination

On October 22, 2009, pursuant to the “Merger Agreement”, the Company consummated the Merger. Prior to the Merger, the Company was a wholly owned subsidiary of Triplecrown, Merger Sub was a wholly owned subsidiary of the Company and Cullen Holdings was the sole stockholder of Cullen Agritech. Pursuant to the Merger, (i) Triplecrown merged with and into the Company with the Company surviving as the new publicly-traded corporation and (ii) Merger Sub merged with and into Cullen Agritech with Cullen Agritech surviving as a wholly owned subsidiary of the Company. As a result of the Merger, the former security holders of Triplecrown and Cullen Agritech became the security holders of the Company. Thus, the Company is now a holding company, operating through its wholly-owned subsidiary, Cullen Agritech.

The Merger was consummated on October 22, 2009. In connection with the transactions, Triplecrown entered into “forward contracts” to purchase approximately 39.4 million of the shares of its common stock sold in its initial public offering in privately negotiated transactions from stockholders who would otherwise have voted against the Merger for an aggregate purchase price of approximately $385 million. The closing of such purchases was effected on the Closing out of the funds that were held in Triplecrown’s trust account and were released as a result of the Merger. In connection with such purchases, Triplecrown paid a fee to Victory Park Capital Advisors, LLC of $1,154,157 for purchasing an aggregate of approximately 15.5 million shares from stockholders who would otherwise have voted against the Merger.

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

After payment of converting stockholders and forward contracts (including fees), approximately $3.7 million was disbursed to the Company. After payment of transaction related expenses (excluding deferred underwriting commissions), there was approximately $3.1 million available for Cullen Agritech’s working capital requirements.

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

Overview

Results of Operations

For the period from June 3, 2009 (inception) through December 31, 2009, the Company had a net loss of $612,526. The Company did not generate any revenues during this period as it was formed as a wholly-owned subsidiary of Triplecrown for the purpose of effecting the Merger consummated on October 22, 2009, and is a development stage company. The Company’s expenses of $524,924 for the period from June 3, 2009 (inception) through December 31, 2009 consisted primarily of legal, accounting and consulting fees of $314,558 as well as payroll and employee related expenses of $150,481 and other general corporate and administrative expenses of $59,885. Prior to October 22, 2009 the Company and its wholly-owned subsidiary were “shell companies” and conducted no business operations and did not own or lease any real estate or other property.

In connection with the Merger, Natural Dairy and Triplecrown entered into a land purchase contract with Grimsley LLC on June 27, 2009, as amended, to purchase 3,618 acres of farmland in the State of Georgia. A deposit in the aggregate amount of approximately $1.7 million was made and the parties intended to close on the purchase contract on September 30, 2009. From September 30, 2009 to October 16, 2009, Natural Dairy was waiting for the seller of the land to satisfy its closing conditions which were satisfied and the closing on the sale of the property occurred on October 16, 2009.

Additionally, upon the Merger, the Company issued to Cullen Holdings a promissory note in the amount of $6,853,918, representing part of the purchase price of a certain piece of land to be used by the Company following the Closing (see Note 6 to the Company’s consolidated financial statements). This amount was to be repaid to Cullen Holdings at Closing but sufficient funds were not available. On March 30, 2010, the parties amended the terms of the promissory note to extend the maturity date to January 20, 2011. The promissory note accrues interest at the rate of 8% per annum. For the period from June 3, 2009 (inception) through December 31, 2009, we had interest expense of $111,359 related to this note.

For the period from June 3, 2009 (inception) through December 31, 2009, we had other income related to rental of the property of $24,077 and a $320 provisions for income tax.

Financial Condition and Liquidity

On October 22, 2009, $538,810,161 was held in Triplecrown’s trust account. Upon consummation of the Merger, the funds were disbursed as follows: $149,007,989 to stockholders who voted against the transaction and elected to convert their shares into a pro rata portion of the Triplecrown trust account (approximately $9.76 per share); $384,950,260 to the third parties who entered into stock purchase agreements with Triplecrown pursuant to which Triplecrown agreed to purchase such parties’ Triplecrown shares in connection with the Merger; $1,154,157 in fees paid to Victory Park Capital Advisors, LLC for the aggregation of shares from such third parties; the remaining $3,697,755 from Triplecrown’s trust account was received by the Company upon consummation of the Merger. Of this amount, $640,000 was used to pay expenses and fees associated with the transaction, resulting in net proceeds to the Company of $3,057,755. The net proceeds received by the Company are being used for general working capital purposes.

The Company was formed as a wholly owned subsidiary of Triplecrown. From its inception in June 3, 2009 until the completion of the Merger on October 22, 2009, the Company’s activities were limited to its organization, the preparation and filing with the SEC of a Registration Statement on Form S-4 and other matters related to the Merger. Since October 22, 2009, the Company’s activities have been primarily focused on raising capital to fund its business plan. As of December 31, 2009, the Company had $1,292,204 of available cash and during the period from June 3, 2009 (inception) through December 31, 2009, did not have any sources of revenue. The Company is due to receive a tax refund of approximately $1.4 million during 2010, which is subject to the processing of the Triplecrown short year tax return filed which was filed with the Internal Revenue Service during the fourth quarter off 2009.

Upon the consummation of the Merger, the Company issued to Cullen Holdings a promissory note in the amount of $6,853,918, representing part of the purchase price of the land to be used by the Company following the Closing. The note was to be repaid as soon as practicable but no later than January 20, 2010 (90 days from the date of issuance). This amount was to be repaid to Cullen Holdings at Closing of the Merger but sufficient funds were not available. As of December 31, 2009 and during March 2010, the Company had repaid Cullen Holdings $1,000,000 and $2,000,000 of the note, respectively, consisting of $986,343 of principal and $13,657 of interest and $1,963,642 of principal and $36,358 of interest, respectively. On March 30, 2010, Cullen Holdings agreed to extend the maturity date of the note to January 20, 2011. In consideration of this extension, the Company granted to Cullen Holdings a mortgage on the land that is the subject of the promissory note. The note continues to accrue interest at the rate of 8% per annum.

In January 2010, the Company entered into an agreement to sell 340 non irrigated acres of our property. The sale of the parcel of land closed on February 6, 2010 for an aggregate purchase price of approximately $613,000 or approximately $1,800 per acre. The sale price per acre of the 340 acres sold was lower than the average price per acre at which the 3,600 acres were purchased. This is due to the fact that the 340 acres sold were non irrigated, while the 3,600 acres that were originally purchased were a mixture of irrigated and non irrigated acres.

Going Concern Consideration

Subsequent to the closing of the Merger on October 22, 2009 and after payment of converting stockholders and forward contracts (including fees), approximately $3.7 million was disbursed to the Company. After payment of transaction related expenses (excluding deferred underwriting commissions), there was approximately $3.1 million available for Cullen Agritech’s working capital requirements. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $612,526 for the period from June 3, 2009 (inception) through December 31, 2009, and $1,292,204 of cash as of December 31, 2009. Additionally, upon the consummation of the Merger, the Company issued to Cullen Holdings a promissory note in the amount of $6,853,918, representing part of the purchase price of a certain piece of land to be used by the Company following the Closing (see Note 6 to the Company’s consolidated financial statements). This amount was to be repaid to Cullen Holdings at Closing but sufficient funds were not available. During March 2010, the Company has repaid Cullen Holdings $2,000,000 of the note, consisting of $1,963,642 of principal and $36,358 of interest. The Company is due to receive a tax refund of approximately $1.4 million during 2010, which is subject to the processing of the Triplecrown short year tax return, which was filed with the Internal Revenue Service during the fourth quarter of 2009.

The promissory note accrues interest at the rate of 8% per annum and is to be repaid on January 20, 2011. The Company intends to seek further financing to execute its business plan. If the Company is unable to attain further debt or equity financing on terms acceptable to it, the Company’s funds may not be sufficient to execute its business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if it is unable to continue as a going concern

Off-Balance Sheet Financing Arrangements

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

Contractual Obligations

Under the terms of the underwriting agreement executed in connection with Triplecrown’s initial public offering, Triplecrown was required to pay the underwriters $19,320,000 of deferred underwriting discounts and commissions upon consummation of an “initial business combination” (as defined therein). During December 2009 we received a waiver with respect to the full amount of deferred underwriting discounts and commissions from each of our underwriters. Accordingly, these fees are no longer due to the underwriters.

On January 1, 2010, we signed a lease related to our executive offices at 320 East Clayton Street, Suite 514, Athens, Georgia. The lease expires on June 30, 2010. We have the option to renew the lease for additional 6 months through December 31, 2010. We also have a second option to renew the lease for an additional 12-month period through December 31, 2011. This second option is a mutual option, which requires both parties to be willing to exercise the option. The total rent commitment for the premises through June 30, 2010 is approximately $8,300. The total rent for the first and second option periods is approximately $8,900 and $20,000, respectively.

During January 2010, we signed an Agreement with Battle Lumber Co., Inc. for the sale and removal of merchantable timber located on part of the 3,300 acres of the Grimsley property. During February and March of 2010, Battle Lumber Co. removed and remitted payment to us for approximately $30,000 of timber. The Company expects to conclude the removal of timber during the next several months.

On February 2, 2010, the Company signed an Escrow Agreement related to the procurement and purchase of 350 cows. The Escrow Agreement governs the disbursement of funds to Struve and the Seller at various points of the cow procurement process. Bill TeBrake, the Chairman of Struve, is also a member of our advisory board. On February 15, 2010, the Company signed a Sale and Purchase Agreement with the Seller related to 350 cows. Should the seller fulfill his obligations, the Company will be required to receive the 350 cows on May 15, 2010. The total purchase price of $472,500, less a 20% deposit would be due on that date. On February 26, 2010, the Company funded the Escrow account in the amount of $112,000, which represents a 10% deposit and 50% of Struve’s fees. As per the terms of the Escrow Agreement, $8,750 (25% of Struve’s Fees) was released to Struve. On March 1, 2010, Struve and the seller completed certain responsibilities as required in the Escrow Agreement and an additional $8,750 (25% of Struve’s Fees) was disbursed to Struve as well as an initial deposit of $94,500.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 1 to the consolidated financial statements. However certain accounting policies are particularly important to the portrayal of financial position and results of operations and require the application of significant judgments by management. In applying those policies, management used its judgment to determine the appropriate assumptions to be used in determination of certain estimates. Our accounting policy will be to use estimates based on terms of existing contracts, observance of trends in the industry and information available from outside sources, as appropriate

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, "Income Taxes" ("ASC 740"). ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company's assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management's opinion, adequate provisions for income taxes have been made. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. The Company has identified its federal tax return and its state tax return in Georgia as "major" tax jurisdictions. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements. Since the Company was incorporated on August 27, 2009, the evaluation was performed for the 2009 tax year, the only period subject to examination. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense. There were no amounts accrued for penalties and interest as of or during the period from June 3, 2009 (inception) through December 31, 2009. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of ASC 740 did not have a material impact of the consolidatedCompany’s financial position, results of operations and cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the board of directors.

Based on his evaluation as of December 31, 2009, our principal executive and principal financial and accounting officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process used to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles in the United States, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

For the fiscal quarter ended December 31, 2009, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. Our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Eric J. Watson	50	Chief Executive Officer, Secretary, Treasurer and Director
Richard Watson	37	Director and Chief Scientific Officer of Natural Dairy
Edward J. Mathias	68	Director
Robert B. Hersov	49	Director
Kerry Kennedy	50	Director
Richard Y. Roberts	58	Director
Edward Hanson	34	Director

Eric J. Watson has been our chief executive officer, secretary and treasurer and a member of our board of directors since our inception in August 2009. Mr. Watson was also the chairman and treasurer of Triplecrown from its inception in June 2007 until the Merger in October 2009. He has also been the chief executive officer of Cullen Agritech since its inception in June 2009. He has been instrumental in our early development and his business experience includes numerous acquisitions which make him well-suited to act as our chief executive officer as we seek to expand our business.

Since January 1995, Mr. Watson has been the executive chairman of, and interests associated with him own, Cullen Investments Limited, an international private investment company which has its origins in a start up founded by Mr. Watson through which he has actively invested his own capital in a range of successful mergers and acquisitions. Mr. Watson and his associated interests have a substantial portfolio comprising interests in the fashion retail, financial services, real estate, sports and entertainment sectors. Cullen Investments interests include ownership of Bendon, a global lingerie company whose prestige brands include the licensed Elle Macpherson Intimates and Stella McCartney labels.

From July 2005 until December 2007, Mr. Watson served as the chairman of the board and treasurer of Endeavor Acquisition Corp., an NYSE Amex listed blank check company formed to acquire an operating business. Endeavor Acquisition Corp. consummated its business combination with American Apparel, Inc. on December 12, 2007. From January 2007 to April 2009, Mr. Watson was the chairman of the board and treasurer of Victory Acquisition Corp., a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in any industry other than the franchising, financial services or healthcare industries. Victory Acquisition Corp. did not consummate a business combination and liquidated as a result.

Prior to founding Cullen Investments, Mr. Watson was the founding chairman and largest stockholder of Blue Star Group, a retail and distribution group he founded in January 1992. In 1996, Blue Star Group was sold to U.S. Office Products, a diversified supplier of a broad range of office products and business services to corporate customers. Until August 1999, Mr. Watson continued as executive chairman of Blue Star Group, a wholly-owned subsidiary of U.S. Office Products after the acquisition. Following the acquisition of Blue Star Group by U.S. Office Products, Mr. Watson served as a director of McCollam Printers from July 1997 to June 1998. Prior to serving with U.S. Office Products, Mr. Watson held several positions with Xerox Corporation, an office products company, including president of operations for Australasia.

Mr. Watson received a Diploma of General Management from Auckland University in 1989. Mr. Watson is the half-brother of Dr. Richard Watson, a member of our board of directors.

Richard Watson has served as the chief scientific officer of Natural Dairy since September 2009 and has served as a member of our board of directors since October 2009. Dr. Watson was one of the key individuals that helped create and refine the intellectual property utilized in our business. From June 2008 until September 2009, Dr. Watson was employed by Cullen Investments. From October 2006 to June 2008, Dr. Watson served as a senior scientist in the Forage Improvement Group at AgResearch (NZ), New Zealand’s largest Crown Research Institute with expertise in biological science. While there, he led the development of the proprietary farming system and completed all the testing and research related to the forage, livestock and farm management strategies that is utilized by Cullen Agritech. From January 2004 to August 2006, Dr. Watson was affiliated with the Department of Plant and Soil Sciences at Mississippi State University where he served as the State Extension Forage Specialist and Assistant Research Professor (the first non-United States person to hold this position and the first New Zealander to hold a State Forage Extension appointment in the United States). From April 2000 to December 2002, Dr. Watson served in a post-doctoral faculty position with the Department of Crop and Soil Science at the University of Georgia. Dr. Watson received a Bachelor of Agricultural Science, Master of Applied Science (with honors) and Doctor of Philosophy degrees from Massey University. Dr. Watson is the half-brother of Eric J. Watson.

Edward J. Mathias has been a member of our board of directors since October 2009. Mr. Mathias was involved with the founding of The Carlyle Group, a global private equity firm headquartered in Washington, DC, which now has more than $87.9 billion under management. He has been a managing director since January 1994 and presently serves as an Investment Committee member for a number of Carlyle’s partnerships. Previously, Mr. Mathias served on the management committee and board of directors of T. Rowe Price Associates, Inc., an investment management organization where he was employed from 1971 to December 1993. He was a director of Endeavor Acquisition Corp. from July 2005 to December 2007, a director of Victory Acquisition Corp. from January 2007 to April 2009 and a director of Triplecrown from June 2007 to October 2009. He has also been a director of NexCen Brands, formerly Aether Systems, since June 2002 and Allied Capital Corp. since January 2009. Mr. Mathias also serves on The Howard Hughes Institute’s Investment Advisory Committee. Mr. Mathias received an M.B.A. from the Harvard Business School in 1971 where he is on The Board of Dean’s Advisors and a B.A. from The University of Pennsylvania in 1964 where he is currently a trustee and member of The Penn Investment Board which oversees the University’s endowment.

Robert Hersov has been a member of our board of directors since October 2009. Since January 2004, Mr. Hersov has been the vice chairman of NetJets Europe Ltd., a subsidiary of NetJets, Inc., a private aviation and fractional jet ownership company which was acquired by Berkshire Hathaway Inc. in 1998. Mr. Hersov founded and, from December 2002 to April 2004, served as the chief executive officer of Marquis Jet Europe, a private aviation company which was acquired by NetJets, Inc. in 2004. Since September 2007, Mr. Hersov has served as a non-executive director of Australian privately-owned company Global Aviation Leasing Group. Mr. Hersov is also chairman of Sapinda Limited, a UK private company, which is the main shareholder of Vatas GmbH, a private German investment company. Mr. Hersov also founded and, from October 1998 to December 2002, served as the chairman of Sportal Ltd., a company that operates an Internet site that offers sports-related games and videos. From October 1996 to September 1998, he served as the executive director of Enic plc, a holding company listed on the London Stock Exchange that invests primarily in the sports and media sectors. From September 1995 to September 1997, Mr. Hersov was the chief executive officer of Telepiu PayTV in Milan, Italy, a pay TV and digital satellite company. From March 1993 to August 1995, Mr. Hersov served as an executive director of Richemont, a tobacco, luxury and media conglomerate listed on the SWX Swiss Exchange. We believe Mr. Hersov’s investment background will assist us in sourcing new avenues of financing needed to expand our business. Since June 2005, Mr. Hersov has been a member of the board of directors of Shine Media Acquisition Corp., a blank check company that was formed to acquire a direct or indirect interest in an operating business in the media and advertising industry in the People’s Republic of China. He was a director of Endeavor Acquisition Corp. from July 2005 to December 2007, a director of Victory Acquisition Corp. from January 2007 to April 2009 and a director of Triplecrown from June 2007 to October 2009. Mr. Hersov received a B.B.S. from the University of Cape Town in 1982 and a M.B.A. from the Harvard Business School in 1989.

Kerry Kennedy has been a member of our board of directors since October 2009. She is an American human rights activist and writer. In April 1988, she established the Robert F. Kennedy Memorial Center for Human Rights and acted as its executive director until January 1995 working on diverse human rights issues. Ms. Kennedy has been the Chair of the Amnesty International Leadership Council since January 1996. She was a director of Endeavor Acquisition Corp. from July 2005 to December 2007, a director of Victory Acquisition Corp. from January 2007 to April 2009 and a director of Triplecrown from June 2007 to October 2009. She also serves on the board of directors of the International Center for Ethics and Justice and Public Life at Brandeis University. Ms. Kennedy received a B.A. from Brown University in 1982 and an LLM from Boston College Law School in 1987.

Richard Y. Roberts has been a member of our board of directors since October 2009. In March 2006, Mr. Roberts co-founded a regulatory/legislative consulting firm, Roberts, Raheb & Gradler LLC. He was a partner with Thelen Reid & Priest LLP, a national law firm, from January 1997 to March 2006. From August 1995 to January 1997, Mr. Roberts was a consultant at Princeton Venture Research, Inc., a private consulting firm. From 1990 to 1995, Mr. Roberts was a commissioner of the Securities and Exchange Commission, and, in this capacity, was actively involved in, has written about or has testified on, a wide range of subjects affecting the capital markets. We believe his experience at the Commission will provide us with necessary insight into the requirements and needs of an emerging public company like ours. Since leaving the Commission, Mr. Roberts has been a frequent media commentator and writer on various securities public policy issues and has assisted the Governments of Romania and Ukraine in the development of a securities market. He was a director of Nyfix, Inc. from September 2005 to December 2009, Endeavor Acquisition Corp. from July 2005 to December 2007, a director of Victory Acquisition Corp. from January 2007 to April 2009 and a director of Triplecrown from June 2007 to October 2009. From 1987 to 1990, he was the chief of staff for Senator Richard Shelby. He is a member of the Alabama Bar and the District of Columbia Bar. Mr. Roberts is a member of the Advisory Board of Securities Regulation & Law Reports, of the Advisory Board of the International Journal of Disclosure and Governance, and of the Editorial Board of the Municipal Finance Journal. Mr. Roberts also previously served as a member of the District 10 Regional Consultative Committee of the Financial Industry Regulatory Authority, the Market Regulation Advisory Board of the FINRA, and the Legal Advisory Board of the FINRA. Mr. Roberts received a B.E.E. from Auburn University in 1973, a J.D. from the University of Alabama School of Law in 1976, and a Master of Laws from the George Washington University Law Center in 1981.

Edward Hanson has been a member of our board of directors since October 2009. Mr. Hanson is a Director of Babcock & Brown (UK) Limited. Babcock & Brown is a principal investment firm headquartered in Sydney and Mr. Hanson has worked in the London office since 1997. He also runs the private equity fund, Babcock & Brown Global Partners, which he raised in July 2005. Babcock & Brown invest in asset backed businesses around the world. We believe Mr. Hanson’s investment background will assist us in sourcing new avenues of financing needed to expand our business. From 1996 to 1997, Mr. Hanson worked at Cavill White Securities, an investment bank in New Zealand. Mr. Hanson is a member of the board of directors of BGP Investment S.à r.l., a European real estate joint venture that pursues a range of property related activities including the acquisition and management of new assets and selected development projects. Mr. Hanson is also on the board of Corvus Capital, an AIM listed investment company. Mr. Hanson was a director of Triplecrown from June 2007 to October 2009. Mr. Hanson received a Bachelor of Commerce from the University of Auckland in New Zealand.

Advisory Board

We will seek guidance and advice from members of our advisory board. Except for Dr. Todd White, these individuals are not required to commit any particular amount of time to our business and will simply provide advice, introductions to potential customers, and assistance to us, at our request, only if they are able to do so. Nevertheless, we believe with their business background and extensive contacts, they will be helpful to our business.

Dr. Hugh Blair, Ph.D., has been a professor and head of the animal science department at Massey University since 1995. He was also appointed the deputy head of the Institute of Veterinary, Animal and Biomedical Sciences in 1998 and served as its acting head in 2009. Dr. Blair has held lectureships in the United States, Scotland, Denmark, Canada and Ireland and has authored over 170 peer-review articles.

Dr. Joe Bouton, Ph.D., has been a senior vice president and forage improvement division director at the Samuel Roberts Nobel Foundation, a nonprofit organization conducting agricultural, forage improvement and plant biology research, providing grants to non-profit charitable, educational and health organizations, and assisting farmers and ranchers through educational and consultative agricultural programs, since May 2004. Previously, Dr. Bouton was a professor at the University of Georgia. He has 17 commercialized cultivars released for use in the United States.

Bill Te Brake has served as a business development manager for the Institute of Veterinary, Animal and Biomedical Sciences at Massey University since June 2003. Mr. Brake has also hosted lectures in agricultural business and finance at Massey University.

Dr. Todd White, Ph.D., has been an employee of Cullen Agritech since January 2010. From 2003 to 2010 Dr. White was a scientist with the Agricultural Systems Group of AgResearch and was appointed a senior scientist in 2008. At AgResearch, Dr. White lead research and development programs aimed at developing pasture-based animal production models. Prior to joining AgResearch, Dr. White spent three years in a post-doctoral forage research position at Iowa State University. Todd White.

Dr. Brian McBride has been a professor at the Centre for Nutrition Modeling at the University of Guelph in Canada since September 1999. Prior to this, Dr. McBride served on the Board of Agriculture and Natural Resources for the United States National Academy of Sciences. Dr. McBride has also been a long-time member of the Committee on Animal Nutrition at the United States National Research Counsel (“NRC”), which coordinated the publication of the NRC’s Nutrient Requirement series on nutrient requirements of domestic animals. Dr. McBride has authored over 275 scientific publications in his career.

Mike Culpepper has been a private investor/consultant since June 2009. Previously, Mr. Culpepper served with the Georgia Department of Agriculture from June 1999 to June 2009 where his responsibilities included guidance for compliance of animal production systems.

Dr. Nick Hill, Ph.D., has served as a professor of plant sciences in the Department of Crop and Soil Sciences at the University of Georgia since January 1986. Dr. Hill leads research programs aimed at exploring the application of new forage species and the environmental impacts of grazing dairies in Georgia. Dr. Hill has also been a founding partner and president of Agrinostics Ltd., a diagnostic production company that tests corps for pathogens and toxins, since September 1997.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2009, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

In October 2009, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well any subsidiaries we may have in the future. Requests for copies of our code of ethics should be sent in writing to Cullen Agricultural Holding Corp., 320 East Clayton Street, Suite 514, Athens, Georgia 30601.

Corporate Governance

Nominating Committee

Effective October 2009, we established a nominating committee of the board of directors, which consists of Edward J. Mathias, as chairman, and Kerry Kennedy, each of whom is an independent director under the NYSE Amex’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders and others.

The guidelines for selecting nominees, which are specified in the nominating committee charter, generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•
should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Audit Committee

Effective October 2009, we established an audit committee of the board of directors, which consists of Edward Hanson, as chairman, Robert Hersov and Richard Y. Roberts, each of whom has been determined to be “independent” as defined in Rule 10A-3 of the Exchange Act and the rules of the NYSE Amex. The audit committee’s duties, which are specified in our audit committee charter, include, but are not limited to:

•
reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	discussing with management major risk assessment and risk management policies;

•	monitoring the independence of the independent auditor;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•
determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

•
reviewing and approving any related party transactions we may enter into. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the NYSE Amex listing standards. The definition of “financially literate” generally means being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, our board of directors has determined that Edward Hanson qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Compensation Committee

Effective October 2009, we formed a compensation committee that consists of Edward J. Mathias, Robert B. Hersov and Richard Y. Roberts, each of whom is an independent director. Mr. Mathias chairs our compensation committee. The principal functions of the compensation committee will be to:

•	evaluate the performance of our officers,

•	review any compensation payable to our directors and officers,

•	prepare compensation committee reports, and

•	administer the issuance of any common stock or other equity awards issued to our officers and directors.

ITEM 11.	EXECUTIVE COMPENSATION.

Our policies with respect to the compensation of our executive officers will be administered by our board in consultation with the compensation committee. Our compensation policies will be intended to provide for compensation that is sufficient to attract, motivate and retain executives of outstanding ability and potential and to establish an appropriate relationship between executive compensation and the creation of shareholder value. To meet these goals, the compensation committee will be charged with recommending executive compensation packages to our board of directors.

It is anticipated that performance-based and equity-based compensation will be an important foundation in executive compensation packages as we believe it is important to maintain a strong link between executive incentives and the creation of shareholder value. We believe that performance and equity-based compensation can be an important component of the total executive compensation package for maximizing shareholder value while, at the same time, attracting, motivating and retaining high-quality executives. The adoption of the proposed incentive compensation plan and the management incentive compensation plan reflect and will reflect what we believe is a focus on performance- and equity-based compensation.

Compensation Discussion and Analysis

We will seek to provide total compensation packages that are competitive in terms of potential value to our executives, and which are tailored to our unique characteristics and needs within our industry in order to create an executive compensation program that will adequately reward its executives for their roles in creating value for our stockholders. We intend to be competitive with other similarly situated companies in our industry.

The compensation decisions regarding our executives will be based on our need to attract individuals with the skills necessary for us to achieve our business plan, to reward those individuals fairly over time, and to retain those individuals who continue to perform at or above our expectations.

It is anticipated that our executives’ compensation will have three primary components —salary, cash incentive bonus and stock-based awards. We will view the three components of executive compensation as related but distinct. Although our compensation committee will review total compensation, we do not believe that significant compensation derived from one component of compensation should negate or reduce compensation from other components. We anticipate determining the appropriate level for each compensation component based in part, but not exclusively, on its view of internal equity and consistency, individual performance and other information deemed relevant and timely.

In addition to the guidance provided by our compensation committee, we may utilize the services of third parties from time to time in connection with the hiring of and compensation awarded to executive employees. This could include subscriptions to executive compensation surveys and other databases.

Our compensation committee will be charged with performing an annual review of our executive officers’ cash compensation and equity holdings to determine whether they provide adequate incentives and motivation to executive officers and whether they adequately compensate the executive officers relative to comparable officers in other companies.

Benchmarking of Cash and Equity Compensation

We believe it is important when making compensation-related decisions to be informed as to current practices of similarly situated publicly held companies in the similar field. It is expected that the compensation committee will stay apprised of the cash and equity compensation practices of publicly held companies in the dairy farming and related industries through the review of such companies’ public reports and through other resources. It is also expected that any companies chosen for inclusion in any benchmarking group would have business characteristics comparable to us, including revenues, financial growth metrics, stage of development, employee headcount and market capitalization. While benchmarking may not always be appropriate as a stand-alone tool for setting compensation due to the aspects of our business and objectives, we generally believe that gathering this information will be an important part of its compensation-related decision-making process.

Compensation Components

Base Salary. Generally, we, working with the compensation committee, anticipate setting executive base salaries at levels comparable with those of executives in similar positions and with similar responsibilities at comparable companies. We will seek to maintain base salary amounts at or near the industry norms, while avoiding paying amounts in excess of what it believes is necessary to motivate executives to meet corporate goals. It is anticipated base salaries will generally be reviewed annually, subject to terms of employment agreements, and that the compensation committee and board will seek to adjust base salary amounts to realign such salaries with industry norms after taking into account individual responsibilities, performance and experience.

Annual Bonuses. We intend to utilize cash incentive bonuses for executives to focus them on achieving key operational and financial objectives within a yearly time horizon. Near the beginning of each year, the board, upon the recommendation of the compensation committee and subject to any applicable employment agreements, will determine performance parameters for appropriate executives. At the end of each year, the board and compensation committee will determine the level of achievement for each corporate goal.

Equity Awards. We also will use share options and other share-based awards to reward long-term performance. It believes that providing a meaningful portion of its executives’ total compensation package in share options and other share-based awards will align the incentives of its executives with the interests of our shareholders and with our long-term success. The compensation committee and board will develop their equity award determinations based on their judgments as to whether the complete compensation packages provided to our executives, including prior equity awards, are sufficient to retain, motivate and adequately award the executives.

Equity awards will be granted through our incentive compensation plan. All of our employees, directors, officers and consultants will be eligible to participate in the incentive compensation plan and all our senior management will be eligible to participate in the management incentive compensation plan.

We will account for any equity compensation expense under the rules of ASC 718, which requires a company to estimate and record an expense for each award of equity compensation over the service period of the award. Accounting rules also will require us to record cash compensation as an expense at the time the obligation is accrued.

Severance Benefit. We currently have no severance benefits plan. We may consider the adoption of a severance plan for executive officers and other employee in the future.

Other Compensation. We will establish and maintain various employee benefit plans, including medical and retirement insurance plans. These plans will be available to all qualified employees.

Director and Consultant Compensation. We currently do not have a definitive compensation plan for our directors or consultants. We, working with the compensation committee, anticipate setting director and consultant compensation at a level comparable with those directors and consultants with similar positions at comparable companies. It is currently anticipated that such compensation will be based on cash and/or equity compensation under our incentive compensation plan and management incentive compensation plan.

Compensation Committee Report

We have reviewed and discussed with management the Compensation Discussion and Analysis to be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Based on the review and discussion referred to above, we have recommended to the board of directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report.

Compensation Committee
Edward J. Mathias (Chairman)
Robert B. Hersov
Richard Y. Roberts

Compensation Committee Interlocks and Insider Participation

None of the persons designated as our directors currently serves on the compensation committee of any other company on which any other director designee of ours or any officer or director of ours is currently a member.

Executive Compensation

The following table sets forth compensation for our principal executive and financial officer and our only other executive officer (together, our “Named Executive Officers”) for the fiscal year ended December 31, 2009:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
Eric J. Watson	2009	-	-	-
Chief Executive Officer, Secretary and Treasurer

Richard Watson	2009	$28,962	-	$28,962
Chief Scientific Officer of Natural Dairy, Inc.

Eric Watson has agreed that he will not receive any salary or bonus from us until we have positive earnings before interest, taxes, depreciation and amortization. At that time, Mr. Watson will be paid a salary and bonus as approved by our board of directors.

Richard Watson is employed by Natural Dairy as Chief Scientific Officer pursuant to a three-year employment agreement entered on August 31, 2009, pursuant to which he receives a base salary of $100,000 and is entitled to receive a bonus of up to 50% of the base salary subject to the sole discretion of Natural Dairy’s board of directors.

Due to the limited nature of compensation that we currently pay, we do not believe there is any risk arising from our compensation policies and practices.

Director Compensation

Our directors received no compensation in the fiscal year ended December 31, 2009. As described above, we currently do not have a definitive compensation plan for our directors.

2009 Long-Term Incentive Equity Plan

Our 2009 Long-Term Incentive Equity Plan is designed to enable us to offer our employees, officers, directors and consultants whose past, present and/or potential contributions to us have been, are or will be important to our success, an opportunity to acquire a proprietary interest in us. The various types of incentive awards that may be provided under the plan are intended to enable us to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of its business. The plan reserves 2,405,914 shares of common stock for issuance in accordance with the plan’s terms (equal to 12.5% of the number of shares outstanding immediately after the Merger).

All of our officers, directors and employees, as well as those of our subsidiaries, will be eligible to be granted awards under the plan. An incentive stock option may be granted under the plan only to a person who, at the time of the grant, is an employee of ours or our subsidiaries. No awards have been granted under the plan as of the date of this report. All awards will be subject to the recommendations of the compensation committee and approval by the board of directors or the compensation committee.

Administration

The plan is administered by our board of directors or our compensation committee. Subject to the provisions of the plan, the committee determines, among other things, the persons to whom from time to time awards may be granted, the specific type of awards to be granted, the number of shares subject to each award, share prices, any restrictions or limitations on the awards, and any vesting, exchange, deferral, surrender, cancellation, acceleration, termination, exercise or forfeiture provisions related to the awards.

Stock Subject to the Plan

Shares of stock subject to other awards that are forfeited or terminated will be available for future award grants under the plan. If a holder pays the exercise price of a stock option by surrendering any previously owned shares of common stock or arranges to have the appropriate number of shares otherwise issuable upon exercise withheld to cover the withholding tax liability associated with the stock option exercise, then, in the board’s or committee’s discretion, the number of shares available under the plan may be increased by the lesser of the number of such surrendered shares and shares used to pay taxes and the number of shares purchased under the stock option.

Under the plan, on a change in the number of shares of common stock as a result of a dividend on shares of common stock payable in shares of common stock, common stock forward split or reverse split or other extraordinary or unusual event that results in a change in the shares of common stock as a whole, the terms of the outstanding award will be proportionately adjusted.

Eligibility

Awards may be granted under the plan to employees, officers, directors and consultants who are deemed to have rendered, or to be able to render, significant services to us and who are deemed to have contributed, or to have the potential to contribute, to our success.

Types of Awards

Options. The plan provides both for “incentive” stock options as defined in Section 422 of the Internal Revenue Code of 1986, as amended (“Code”), and for options not qualifying as incentive options, both of which may be granted with any other stock based award under the plan. The board or committee determines the exercise price per share of common stock purchasable under an incentive or non-qualified stock option, which may not be less than 100% of the fair market value on the day of the grant or, if greater, the par value of a share of common stock. However, the exercise price of an incentive stock option granted to a person possessing more than 10% of the total combined voting power of all classes of stock may not be less than 110% of the fair market value on the date of grant. The aggregate fair market value of all shares of common stock with respect to which incentive stock options are exercisable by a participant for the first time during any calendar year (under all of our plans), measured at the date of the grant, may not exceed $100,000 or such other amount as may be subsequently specified under the Code or the regulations thereunder.

An incentive stock option may only be granted within a ten-year period commencing on October 22, 2009 and may only be exercised within ten years from the date of the grant, or within five years in the case of an incentive stock option granted to a person who, at the time of the grant, owns common stock possessing more than 10% of the total combined voting power of all classes of our stock. Subject to any limitations or conditions the board or committee may impose, stock options may be exercised, in whole or in part, at any time during the term of the stock option by giving written notice of exercise to us specifying the number of shares of common stock to be purchased. The notice must be accompanied by payment in full of the purchase price, either in cash or, if provided in the agreement, in our securities or in combination of the two.

Generally, stock options granted under the plan may not be transferred other than by will or by the laws of descent and distribution and all stock options are exercisable during the holder’s lifetime, or in the event of legal incapacity or incompetency, the holder’s guardian or legal representative. However, a holder, with the approval of the board or committee, may transfer a non-qualified stock option by gift to a family member of the holder, by domestic relations order to a family member of the holder or by transfer to an entity in which more than 50% of the voting interests are owned by family members of the holder or the holder, in exchange for an interest in that entity.

Generally, if the holder is an employee, no stock options granted under the plan may be exercised by the holder unless he or she is employed by us or a subsidiary of ours at the time of the exercise and has been so employed continuously from the time the stock options were granted. However, in the event the holder’s employment is terminated due to disability, the holder may still exercise his or her vested stock options for a period of 12 months or such other greater or lesser period as the board or committee may determine, from the date of termination or until the expiration of the stated term of the stock option, whichever period is shorter. Similarly, should a holder die while employed by us or a subsidiary of ours, his or her legal representative or legatee under his or her will may exercise the decedent holder’s vested stock options for a period of 12 months from the date of his or her death, or such other greater or lesser period as the board or committee may determine or until the expiration of the stated term of the stock option, whichever period is shorter. If the holder’s employment is terminated due to normal retirement, the holder may still exercise his or her vested stock options for a period of 12 months from the date of termination or until the expiration of the stated term of the stock option, whichever period is shorter. If the holder’s employment is terminated for any reason other than death, disability or normal retirement, the stock option will automatically terminate, except that if the holder’s employment is terminated without cause, then the portion of any stock option that is vested on the date of termination may be exercised for the lesser of three months after termination of employment, or such other greater or lesser period as the board or committee may determine but not beyond the balance of the stock option’s term.

Stock Appreciation Rights.  Under the plan, stock appreciation rights may be granted to participants who have been, or are being, granted stock options under the plan as a means of allowing the participants to exercise their stock options without the need to pay the exercise price in cash. In conjunction with non-qualified stock options, stock appreciation rights may be granted either at or after the time of the grant of the non-qualified stock options. In conjunction with incentive stock options, stock appreciation rights may be granted only at the time of the grant of the incentive stock options. A stock appreciation right entitles the holder to receive a number of shares of common stock having a fair market value equal to the excess fair market value of one share of common stock over the exercise price of the related stock option, multiplied by the number of shares subject to the stock appreciation rights. The granting of a stock appreciation right will not affect the number of shares of common stock available for awards under the plan. The number of shares available for awards under the plan will, however, be reduced by the number of shares of common stock acquirable upon exercise of the stock option to which the stock appreciation right relates.

Restricted Stock.  Under the plan, shares of restricted stock may be awarded either alone or in addition to other awards granted under the plan. The board or committee determines the persons to whom grants of restricted stock are made, the number of shares to be awarded, the price if any to be paid for the restricted stock by the person receiving the stock from us, the time or times within which awards of restricted stock may be subject to forfeiture, the vesting schedule and rights to acceleration thereof, and all other terms and conditions of the restricted stock awards.

Restricted stock awarded under the plan may not be sold, exchanged, assigned, transferred, pledged, encumbered or otherwise disposed of, other than to us, during the applicable restriction period. In order to enforce these restrictions, the plan requires that all shares of restricted stock awarded to the holder remain in our physical custody until the restrictions have terminated and all vesting requirements with respect to the restricted stock have been fulfilled. Other than regular cash dividends and other cash equivalent distributions as we may designate, pay or distribute, we will retain custody of all distributions made or declared with respect to the restricted stock during the restriction period. A breach of any restriction regarding the restricted stock will cause a forfeiture of the restricted stock and any retained distributions. Except for the foregoing restrictions, the holder will, even during the restriction period, have all of the rights of a stockholder, including the right to receive and retain all regular cash dividends and other cash equivalent distributions as we may designate, pay or distribute on the restricted stock and the right to vote the shares.

Other Stock-Based Awards.  Under the plan, other stock-based awards may be granted, subject to limitations under applicable law, that are denominated or payable in, valued in whole or in part by reference to, or otherwise based on, or related to, shares of common stock, as deemed consistent with the purposes of the plan. These other stock-based awards may be in the form of purchase rights, shares of common stock awarded that are not subject to any restrictions or conditions, convertible or exchangeable debentures or other rights convertible into shares of common stock and awards valued by reference to the value of securities of, or the performance of, one of our subsidiaries. These other stock-based awards may include performance shares or options, whose award is tied to specific performance criteria. These other stock-based awards may be awarded either alone, in addition to, or in tandem with any other awards under the plan or any of our other plans.

Accelerated Vesting and Exercisability.  If any one person, or more than one person acting as a group, acquires the ownership of stock of the company that, together with the stock held by such person or group, constitutes more than 50% of the total fair market value or combined voting power of the our stock, and our board of directors does not authorize or otherwise approve such acquisition, then the vesting periods of any and all stock options and other awards granted and outstanding under the plan shall be accelerated and all such stock options and awards will immediately and entirely vest, and the respective holders thereof will have the immediate right to purchase and/or receive any and all common stock subject to such stock options and awards on the terms set forth in the plan and the respective agreements respecting such stock options and awards. An increase in the percentage of stock owned by any one person, or persons acting as a group, as a result of a transaction in which we acquire our stock in exchange for property is not treated as an acquisition of stock.

The committee may, in the event of an acquisition by any one person, or more than one person acting as a group, together with acquisitions during the 12-month period ending on the date of the most recent acquisition by such person or persons, of assets from the company that have a total gross fair market value equal to or more than 50% of the total gross fair market value of all of our assets immediately before such acquisition or acquisitions, or if any one person, or more than one person acting as a group, acquires the ownership of our stock that, together with the stock held by such person or group, constitutes more than 50% of the total fair market value or combined voting power of our stock, which has been approved by our board of directors, (i) accelerate the vesting of any and all stock options and other awards granted and outstanding under the plan, or (ii) require a holder of any award granted under the plan to relinquish such award to us upon the tender by us to the holder of cash in an amount equal to the repurchase value of such award. For this purpose, gross fair market value means the value of the assets of the company, or the value of the assets being disposed of, determined without regard to any liabilities associated with such assets.

Notwithstanding any provisions of the plan or any award granted thereunder to the contrary, no acceleration shall occur with respect to any award to the extent such acceleration would cause the plan or an award granted thereunder to fail to comply with Section 409A of the Code.

Repurchases.  Unless otherwise provided in the grant of an award, the board or committee may, in the event of a corporate transaction that has been approved by our board of directors, require a holder of any award granted under the plan to relinquish the award to us upon payment by us to the holder of cash in an amount equal to the fair market value of the award.

Award Limitation.  No participant may be granted awards for more than 100,000 shares in any calendar year.

Other Limitations.  The board or committee may not modify or amend any outstanding option or stock appreciation right to reduce the exercise price of such option or stock appreciation right, as applicable, below the exercise price as of the date of grant of such option or stock appreciation right. In addition, no option or stock appreciation right may be granted in exchange for, or in connection with, the cancellation or surrender of an option or stock appreciation right or other award having a higher exercise price.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 24, 2010 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount of Beneficial Ownership		Approximate Percentage of Outstanding Common Stock
Eric J. Watson(2)	18,381,148	(3)	84.5%
Kerry Kennedy(4)	60,000	(5)	*
Robert B. Hersov(6)	60,000	(5)	*
Edward J. Mathias(7)	60,000	(5)	*
Richard Y. Roberts(8)	60,000	(5)	*
Edward Hanson(9)	60,000	(5)	*
Richard Watson	0		*
Pine River Capital Management L.P.(10)	11,169,895	(11)	36.7%
Jonathan J. Ledecky(12)	4,500,000	(13)	20.7%
President and Fellows of Harvard College(14)	2,961,400	(15)	13.3%
Fortress Investment Group LLC(16)	2,559,500	(17)	11.7%
Citigroup Inc. (18)	1,200,000	(19)	5.9%
The Goldman Sachs group, Inc.(20)	1,067,929	(21)	5.3%
All directors and executive officers as a group (7 individuals)	18,681,148	(22)	85.6%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is 320 East Clayton Street, Suite 514, Athens, Georgia 30601.

(2)	Mr. Watson’s business address is Level 9, 68 Shortland Street, P.O. Box 91269, Auckland, New Zealand.

(3)
Includes (i) 15,881,148 shares of common stock held by Cullen Holdings and (ii) 2,500,000 shares of common stock issuable upon exercise of warrants held by Mr. Watson.  Does not include 6,630,000 warrants held by Summit Trust that are not exercisable and may not become exercisable within 60 days.

(4)	Ms. Kennedy’s business address is c/o Robert F. Kennedy Center, 1367 Connecticut Avenue N.W., Suite 200, Washington, D.C. 20036.

(5)	Does not include 60,000 shares of common stock issuable upon exercise of warrants that are not exercisable and may not become exercisable within 60 days.

(6)	Mr. Hersov’s business address is NetJets Europe, Ltd., Grundstrasse 12, 6343 Rotkreuz, Switzerland.

(7)	Mr. Mathias’ business address is c/o The Carlyle Group, 1001 Pennsylvania Avenue, NW, Washington, DC 20004.

(8)	Mr. Roberts’ business address is Roberts, Raheb & Gradler, 805 15th Street, NW, Suite 1101, Washington, DC 20005.

(9)	Mr. Hanson’s business address is c/o Babcock & Brown Limited, 53 Davies Street, London WIK 5JH.

(10)	The business address of Pine River Capital Management L.P. is 601 Carlson Parkway, Suite 330, Minnetonka, MN 55305.

(11)
Includes (i) 9,256,483 shares of common stock issuable upon the exercise of warrants beneficially owned by Nisswa Acquisition Master Fund Ltd. and (ii) 1,830,705 shares of common stock issuable upon the exercise of warrants beneficially owned by Nisswa Fixed Income Master Fund Ltd.  Pine River Capital Management L.P., as the investment manager of each of the foregoing funds, and Brian Taylor, as the general partner of Pine River Capital Management L.P., may be deemed to beneficially own all such shares.  Each of Mr. Taylor and the foregoing entities has shared power to vote and dispose of the shares beneficially owned by them.  The foregoing information was derived from a Schedule 13D filed on November 3, 2009.

(12)	Mr. Ledecky’s business address is 970 West Broadway, PMB 402, Jackson, WY 83001.

(13)
Includes (i) 600,000 shares of common stock held by Hat Tricks LLC, an affiliate of Mr. Ledecky, and (ii) 2,500,000 shares of common stock issuable upon exercise of warrants held by Mr. Ledecky.  Does not include 600,000 warrants held by Hat Tricks LLC and 6,630,000 warrants held by Mr. Ledecky that are not exercisable and may not become exercisable within 60 days.

(14)	The business address of the President and Fellows of Harvard College is c/o Harvard Management Company, Inc., 600 Atlantic Avenue, Boston, MA 02210.

(15)
Includes 2,961,400 shares of common stock issuable upon the exercise of warrants.   The President and Fellows of Harvard College have sole power to vote and dispose of such shares.  The foregoing information was derived from a Schedule 13G filed on November 10, 2009.

(16)	The business address of the Fortress Investment Group LLC is 1345 Avenue of the Americas, 46th Floor, New York, NY 10105, Attention: Michael Cohn.

(17)
Includes (i) 2,303,550 shares of common stock issuable upon the exercise of warrants beneficially owned by Drawbridge DSO Securities LLC (“DSO”) and (ii) 255,950 shares of common stock issuable upon the exercise of warrants beneficially owned by Drawbridge OSO Securities LLC (“OSO”).  Drawbridge Special Opportunities Fund LP, Drawbridge Spcial Opportunities GP LLC and Fortress Principal Investment Holdings IV LLC may be deemed to beneficially own the shares beneficially owned by DSO.  Drawbridge Special Opportunities Fund Ltd., Drawbridge Special Opportunities Intermediate Fund L.P., Drawbridge Spcial Opportunities Offshore GP LLC and Drawbridge Special Opportunities Offshore Fund Ltd. may be deemed to beneficially own the shares beneficially owned by OSO.  Drawbridge Special Opportunities Advisors LLC, FIG LLC, Fortress Operating Entity I LP, FIG Corp. and Fortress Investment Group LLC may be deemed to beneficially own all such shares.  Each of the foregoing entities has shared power to vote and dispose of the shares beneficially owned by them.  The foregoing information was derived from a Schedule 13G filed on November 12, 2009.

(18)	Citigroup Inc.’s business address is 399 Park Avenue, New York, New York 10043.

(19)	This information was derived from a Schedule 13G filed on February 8, 2010.

(20)	The business address of Goldman, Sachs & Co. is 85 Broad Street, New York, New York 10004.

(21)
Represents shares beneficially owned by certain operating units of The Goldman Sachs Group,  Inc. and its subsidiaries and affiliates.  The foregoing information was derived from a Schedule 13G filed on February 12, 2010.

(22)
Includes 2,500,000 shares of common stock issuable upon exercise of warrants that became exercisable upon consummation of the Merger. Does not include 6,870,000 shares of common stock issuable upon exercise of warrants that are not exercisable and may not become exercisable within 60 days.

Prior to Triplecrown’s initial public offering (“IPO”), Triplecrown’s officers, directors and stockholders prior to such IPO (“Triplecrown Founders”) acquired 13,800,000 units of Triplecrown, representing 13,800,000 shares of common stock of Triplecrown and 13,800,000 warrants to purchase shares of common stock of Triplecrown.  All of these securities were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent.  The securities were to be released from escrow one year from the consummation of a business combination, except that they were to be released earlier than this date if (i) Triplecrown’s common stock had a last sales price equal to or exceeding $13.75 per unit for any 20 trading days within any 30-trading day period or (ii) Triplecrown consummated a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property.  In connection with the Merger, the Triplecrown Founders had cancelled an aggregate of 11,260,000 shares of our common stock that they received in exchange for 11,260,000 of their shares upon consummation of the Merger. The remaining 2,540,000 shares that they received, as well as all of the warrants that they received in exchange for their warrants, continue to be held in escrow pursuant to the original terms of the escrow agreement.  Accordingly, the shares and warrants will be released one year after the consummation of the Merger or earlier as described above.

Equity Compensation Plan Information

The following table gives the information about common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,405,914	–	2,405,914
Equity compensation plans not approved by security holders	–	–	–
Total	2,405,914	–	2,405,914

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Prior to Triplecrown’s IPO, the Triplecrown Founders acquired 13,800,000 units of Triplecrown (“Founders’ Units”), representing 13,800,000 shares of common stock of Triplecrown and 13,800,000 warrants to purchase shares of common stock of Triplecrown.  All of these securities were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent.  The securities were to be released from escrow one year from the consummation of a business combination, except that they were to be released earlier than this date if (i) Triplecrown’s common stock had a last sales price equal to or exceeding $13.75 per unit for any 20 trading days within any 30-trading day period or (ii) Triplecrown consummated a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property.  In connection with the Merger, the Triplecrown Founders had cancelled an aggregate of 11,260,000 shares of our common stock that they received in exchange for 11,260,000 of their shares upon consummation of the Merger. The remaining 2,540,000 shares that they received, as well as all of the warrants that they received in exchange for their warrants, continue to be held in escrow pursuant to the original terms of the escrow agreement.  Accordingly, the shares and warrants will be released one year after the consummation of the Merger or earlier as described above.

In connection with the closing of the IPO, Triplecrown sold 2,500,000 Sponsors’ Warrants to each of Eric J. Watson and Jonathan J. Ledecky, Triplecrown’s president and secretary, at a purchase price of $1.00 per warrant. These purchases took place on a private placement basis simultaneously with the consummation of the IPO. If we call our warrants for redemption, the Sponsors’ Warrants are not redeemable so long as such warrants are held by Messrs. Watson, Ledecky or their affiliates, including any permitted transferees.

The holders of the majority of the Founders’ Units and the holders of the majority the Sponsors’ Warrants (or underlying shares) each will be entitled to make up to two demands that we register such units or warrants (or underlying shares) pursuant to a registration rights agreement entered into with Triplecrown in connection with the IPO. The holders of the majority of the Founders’ Units can elect to exercise these registration rights at any time commencing July 22, 2010 (nine months after the consummation of the Merger). The holders of a majority of the Sponsors’ Warrants (or underlying shares) can elect to exercise these registration rights at any time. In addition, these holders have certain “piggy-back” registration rights on registration statements filed subsequent to such date.  We will bear the expenses incurred in connection with the filing of any such registration statements.

On August 30, 2009, Cullen Holdings, the former holder of all of the common stock of Cullen Agritech which is beneficially owned and controlled by Eric J. Watson, contributed 100 shares of Natural Dairy to Cullen Agritech. As a result of the contribution, Natural Dairy became a wholly-owned subsidiary of Cullen Agritech.

Effective September 1, 2009, Dr. Richard Hart Watson became an employee of Natural Dairy pursuant to an employment agreement entered on August 31, 2009.  Dr. Watson is the half-brother of Eric Watson.

On September 3, 2009, Cullen Agritech entered into an agreement with Cullen Investments Limited, Hart Acquisitions, LLC, Natural Dairy and Dr. Watson whereby the parties assigned the rights to certain intellectual property, including the proprietary farming system, to Cullen Agritech upon consummation of the Merger.

Upon completion of the Merger, Cullen Holdings was issued 15,881,148 shares of our common stock (valued at $155 million, or $9.76 per share) for its interest in Cullen Agritech.

In connection with the Merger, Triplecrown and Natural Dairy entered into a contract to purchase a certain piece of land to be used by us following consummation of the Merger. The total purchase price of the land was $8,662,500. Triplecrown paid an initial deposit of $866,250 on the land. On August 10, 2009, Triplecrown, Natural Dairy and the seller of the land extended the closing date for the land purchase and Triplecrown paid an additional deposit on the land of $833,750, interest of $48,070 and a leasing fee to use the land of $3,518 for a total additional deposit of $885,338.  Natural Dairy closed on this contract and purchased the land on October 16, 2009.  The balance of the purchase price for such land was paid by Natural Dairy, which such funds were advanced to it by Cullen Holdings.  Upon the closing of the Merger, we issued to Cullen Holdings a promissory note in the amount of $6,853,918, representing the part of the purchase price that was advanced by Cullen Holdings. This amount was to be repaid to Cullen Holdings at the closing of the Merger but sufficient funds were not available.  As of December 31, 2009, the Company had repaid Cullen Holdings $1,000,000 of the note, consisting of $986,343 of principal and $13,657 of interest. As of March 24, 2010, the Company has repaid Cullen Holdings $2,000,000 of the note, consisting of $1,963,642 of principal and $36,358 of interest.

From June 3, 2009 (inception) through December 31, 2009, Cullen Investments Limited funded part of the operations of both Cullen Agritech and Natural Dairy and incurred costs of a combined total of $114,937.  These costs consisted of $69,553 of legal expenses, $28,396 of corporate formational costs and $16,984 of travel costs. As of December 31, 2009, $113,937 was repaid to Cullen Investments Limited and $1,000 is payable and included in due to affiliate.

From June 3, 2009 (inception) through December 31, 2009, Hart Acquisitions, LLC also funded part of the operations of both Cullen Agritech and Natural Dairy and incurred costs of a combined total of $47,307.  These costs consisted of $5,114 of property related expenses and $42,193 of employee related expenses. As of December 31, 2009, $20,251 was repaid to Hart Acquisitions, LLC and the remainder of $27,055 was repaid during February 2010.

Related party policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interest, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (i) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (ii) we or any of our subsidiaries is a participant and (iii) any (a) executive officer, director or nominee for election as a director, (b) greater than 5 percent beneficial owner of our common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10 percent beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions. These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, or officer.

Independence of Directors

We adhere to the rules of the NYSE Amex in determining whether a director is independent. As a result, our board of directors consults with its counsel to ensure that the board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. The NYSE Amex requires that a majority of the board must be composed of “independent directors,” which is defined generally as a person other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Consistent with these considerations, our board of directors has affirmatively determined that each of Edward J. Mathias, Robert B. Hersov, Kerry Kennedy, Richard Y. Roberts and Edward Hanson will be our independent directors.

PART IV

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of Marcum LLP acts as our independent registered public accounting firm.  The following is a summary of fees paid to Marcum LLP for services rendered.

Audit Fees

During the fiscal year ended December 31, 2009, audit fees for our independent registered public accounting firm were $75,000.

Audit-Related Fees

We did not receive audit-related services that are not reported as audit fees for the fiscal year ended December 31, 2009.

Tax Fees

During the fiscal year ended December 31, 2009, we were billed $2,000 for tax services by our independent registered public accounting firm.

All Other Fees

During the fiscal year ended December 31, 2009, there were no fees billed for services provided by our independent registered public accounting firm other than those set forth above.

Audit Committee Approval

Since our audit committee was not formed until October 2009, the audit committee did not pre-approve the foregoing services prior to such date, although any services rendered prior to the formation of our audit committee were reviewed and ratified.  Our audit committee pre-approved all the foregoing services subsequent to such date.  In accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following Exhibits are filed as part of this report.

Exhibit No.	Description

2.1.
Agreement and Plan of Reorganization, dated as of September 4, 2009, by and among Triplecrown Acquisition Corp., Cullen Agricultural Holding Corp., Cullen Agricultural Technologies Inc., Triplecrown Merger Sub and Cullen Inc. Holdings Ltd.(1)

3.1	Amended and Restated Certificate of Incorporation of Cullen Agricultural Holding Corp.(1)

3.2	Bylaws of Cullen Agricultural Holding Corp.(1)

4.1	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and Triplecrown Acquisition Corp.(2)

4.2	Specimen Common Stock Certificate of Cullen Agricultural Holding Corp.(3)

4.3	Specimen Warrant Certificate of Cullen Agricultural Holding Corp.(3)

4.4	Amendment No. 1 to Warrant Agreement between Continental Stock Transfer & Trust Company, Triplecrown Acquisition Corp. and Cullen Agricultural Holding Corp.(1)

10.1	Form of Securities Escrow Agreement between Triplecrown Acquisition Corp., Continental Stock Transfer & Trust Company and the Triplecrown Founders.(2)

10.2	Form of Lockup.(1)

10.3	Employment Agreement between Natural Dairy, Inc. and Dr. Richard Watson.(1)

10.4	Deed of Acknowledgement relating to Intellectual Property.(3)

10.5	Strategic Cooperation Agreement between Cullen Agricultural Technologies, Inc. and New Zealand Agritech, Inc.(3)

10.6	Form of Registration Rights Agreement among Triplecrown Acquisition Corp. and the Triplecrown Founders.(2)

10.7	Contract for Sale and Purchase of Grimsley Farm.(4).

10.8	Closing Date Extension Agreement for Contract for Sale and Purchase of Grimsley Farm.(4)

10.9	Second Closing Date Extension Agreement for Contract for Sale and Purchase of Grimsley Farm.(4)

10.10	Escrow Agreement by and among Cullen Agricultural Holding Corp., Cullen Inc. Holdings Ltd. and Continental Stock Transfer & Trust Company.(1)

10.11	Form of Promissory Note issued to Cullen Inc. Holdings Ltd.(5)

14.1	Form of Code of Ethics of Cullen Agricultural Holding Corp.(3)

21.1	Subsidiaries of Cullen Agricultural Holding Corp.

99.3	Audit Committee Charter.(5)

99.4	Nominating Committee Charter.(5)

(1)	Incorporated by reference to the Cullen Agricultural Holding Corp.’s Registration Statement on Form S-4 (File No. 333-161773) filed on September 8, 2009.

(2)	Incorporated by reference to Amendment No. 2 to Triplecrown’s Registration Statement on Form S-1 (File Nos. 333-144523 and 333-146850) filed on September 24, 2007.

(3)	Incorporated by reference to Amendment No. 1 to Cullen Agricultural Holding Corp.’s Registration Statement on Form S-4 (File No. 333-161773) filed on September 10, 2009.

(4)	Incorporated by reference to Amendment No. 3 to Cullen Agricultural Holding Corp.’s Registration Statement on Form S-4 (File No. 333-161773) filed on September 10, 2009.

(5)	Incorporated by reference to Cullen Agricultural Holding Corp.’s Current Report on Form 8-K, filed October 22, 2009.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 2010.

CULLEN AGRICULTURAL HOLDING CORP.

By:	/s/ Eric Watson
Eric Watson
Chief Executive Officer, Secretary, and Treasurer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric J. Watson	Chief Executive Officer, Secretary, and	March 31, 2010
Eric J. Watson	Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Richard Watson	Director	March 31, 2010
Richard Watson

/s/ Edward J. Mathias	Director	March 31, 2010
Edward J. Mathias

/s/ Robert B. Hersov	Director	March 31, 2010
Robert B. Hersov

/s/ Kerry Kennedy	Director	March 31, 2010
Kerry Kennedy

/s/ Richard Y. Roberts	Director	March 31, 2010
Richard Y. Roberts

/s/ Edward Hanson	Director	March 31, 2010
Edward Hanson

Cullen Agricultural Holding Corp. and Subsidiaries
(a development stage corporation)

CONTENTS

Page

FINANCIAL STATEMENTS

Report of independent registered public accounting firm	F-2

Consolidated Financial Statements:

Balance Sheet as of December 31, 2009	F-3

Statement of Operations for the period from June 3, 2009 (inception) through December 31, 2009	F-4

Statement of Changes in Stockholders’ Equity for the period from June 3, 2009 (inception) through December 31, 2009	F-5

Statement of Cash Flows for the period from June 3, 2009 (inception) through December 31, 2009	F-6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders
of Cullen Agricultural Holding Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Cullen Agricultural Holding Corp. and Subsidiaries (a development stage corporation) (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the period from June 3, 2009 (inception) through December 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cullen Agricultural Holding Corp. and Subsidiaries, (a development stage corporation) as of December 31, 2009 and the results of its operations and its cash flows for the period from June 3, 2009 (inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in the  development stage, has incurred a loss of $612,526 for the period from June 3, 2009 (inception) through December 31, 2009 and to date has not generated any revenues. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Melville, New York
March 31, 2010

Cullen Agricultural Holding Corp. and Subsidiaries
(a development stage corporation)

Consolidated Balance Sheet

December 31, 2009

ASSETS

CURRENT ASSETS
Cash	1,292,204
Rent receivable	7,461
Prepaid expenses and other current assets	86,083
Federal tax receivable	1,349,969
Total Current Assets	2,735,717
PROPERTY, PLANT AND EQUIPMENT, Net	9,119,612

TOTAL ASSETS	$11,855,329

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses	508,380
Due to affiliates	28,055
Total Current Liabilities	536,435
Note payable to related party	5,867,575
TOTAL LIABILITIES	6,404,010

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock - $0.0001 par value; authorized 1,000,000 shares; no shares issued and outstanding	—
Common stock, par value $0.0001 ;160,000,000 shares authorized; 19,247,311 shares issued and outstanding	1,925
Additional paid in capital	6,061,920
Accumulated deficit	(612,526)

TOTAL STOCKHOLDERS' EQUITY	5,451,319

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,855,329

The accompanying notes are an integral part of these consolidated financial statements.

Cullen Agricultural Holding Corp. and Subsidiaries
(a development stage corporation)

Consolidated Statement of Operations

For the Period From June 3, 2009 (Inception) Through December 31, 2009

Revenues	$—

General and administrative expenses	524,924

LOSS FROM OPERATIONS	(524,924)

OTHER INCOME (EXPENSE)
Interest expense - related party	(111,359)
Other income	24,077
TOTAL OTHER EXPENSE	(87,282)
LOSS BEFORE INCOME TAXES	(612,206)
INCOME TAXES	320
NET LOSS	$(612,526)
Weighted average number of common shares outstanding – basic and diluted	19,247,311
Basic and diluted net loss per share	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

Cullen Agricultural Holding Corp. and Subsidiaries
(a development stage corporation)

Consolidated Statement of Changes in Stockholders’ Equity

For the Period From June 3, 2009 (Inception) Through December 31, 2009

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

BALANCE - Beginning June 3, 2009 (inception)	—	$—	$—	$—	$—

Issuance of stock to initial stockholder – 100 shares
at $0.0001 per share	100	—	100	—	100

Issuance of stock due to Merger – 19,247,211 shares
at $0.0001 per share on October 22, 2009	19,247,211	1,925	6,061,820	—	6,063,745

Net (loss) for the period from June 3, 2009
(inception) through December 31, 2009	—	—	—	(612,526)	(612,526)

BALANCE - December 31, 2009	19,247,311	$1,925	$6,061,920	$(612,526)	$5,451,319

The accompanying notes are an integral part of these consolidated financial statements.

Cullen Agricultural Holding Corp. and Subsidiaries
(a development stage corporation)

Consolidated Statements of Cash Flows

For the Period From June 3, 2009 (Inception) Through December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(612,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,639
Changes in operating assets and liabilities:
Rent receivable	(7,461)
Prepaid expenses and other current assets	(86,083)
Accrued expenses	466,558
TOTAL ADJUSTMENTS	375,653
NET CASH USED IN OPERATING ACTIVITIES	(236,873)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(561,769)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of note payable	(986,343)
Advances from affiliate	19,434
Cash acquired in reverse merger	3,057,755
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,090,846

NET INCREASE IN CASH	1,292,204

CASH – Beginning	—
CASH – Ending	$1,292,204

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the years for:
Interest	$13,657
Taxes	$0
Non-cash investing and financing activities:
On October 22, 2009, the Company completed its reverse merger and recapitalization by acquiring certain assets and assuming certain liabilities:
Tax refund receivable	$1,349,969
Land and land improvements	8,560,482
Loan payable	(6,853,918)
Accrued expenses	(41,822)
Due to affiliate	(8,621)
Issuance of stock	(1,925)
Net non-cash recapitalization	$3,004,165

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 –Organization, Business Operations, Significant Accounting Policies and Going Concern Consideration

Organization and Nature of Operations

Cullen Agricultural Holding Corp. (the “Company”, “we”, “us” or “our”) was incorporated in Delaware on August 27, 2009.  We are a development stage company.  Our principal focus is to use our intellectual property in forage and animal sciences to improve agricultural yields.  To date, we have not generated any revenue and will not do so until we have sufficient funds to implement our business plan described below.

We were formed as a wholly-owned subsidiary of Triplecrown Acquisition Corp. (“Triplecrown”), a blank check company.  CAT Merger Sub, Inc. (“Merger Sub”), a Georgia corporation, was incorporated as our wholly-owned subsidiary on August 31, 2009.  We were formed in order to allow Triplecrown to complete a business combination (the “Merger”) with Cullen Agricultural Technologies, Inc. (“Cullen Agritech”), as contemplated by the Agreement and Plan of Reorganization (the “Merger Agreement”), dated as of September 4, 2009, as amended, among Triplecrown, the Company, Merger Sub, Cullen Agritech and Cullen Inc. Holdings Ltd. (“Cullen Holdings”).  Cullen Agritech was formed on June 3, 2009.  Cullen Agritech’s primary operations are conducted through Natural Dairy Inc., a wholly owned subsidiary of Cullen Agritech.  Cullen Holdings is an affiliated entity controlled by Eric J. Watson, our Chief Executive Officer, Secretary, Chairman of the Board and Treasurer and, prior to the Merger, was the holder of all of the outstanding common stock of Cullen Agritech.

Pursuant to the Merger, (i) Triplecrown merged with and into the Company with the Company surviving as the new publicly-traded corporation and (ii) Merger Sub merged with and into Cullen Agritech with Cullen Agritech surviving as a wholly owned subsidiary of the Company.  As a result of the Merger, the former security holders of Triplecrown and Cullen Agritech became the security holders of the Company.  Thus, the Company became a holding company, operating through its wholly-owned subsidiary, Cullen Agritech.  The Merger was consummated on October 22, 2009 as more fully described below.

On October 22, 2009, $538,810,161 was held in Triplecrown’s trust account. Upon consummation of the Merger, the funds were disbursed as follows: $149,007,989 to stockholders who voted against the Merger and elected to convert their shares into a pro rata portion of the Triplecrown trust account (approximately $9.76 per share); $384,950,260  to the third parties who entered into stock purchase agreements with Triplecrown pursuant to which Triplecrown agreed to purchase such parties’ Triplecrown shares in connection with the Merger; $1,154,157 in fees paid to Victory Park Capital Advisors, LLC for the aggregation of shares from such third parties; the remaining $3,697,755 from Triplecrown’s trust account was received by the Company upon consummation of the Merger. Of this amount, $640,000 was used to pay expenses and fees associated with the transaction, resulting in net proceeds to the Company of $3,057,755. The net proceeds received by the Company are expected to be used for general working capital purposes.

Note 1 –Organization, Business Operations, Significant Accounting Policies and Going Concern Consideration, continued

Basis of Presentation and Accounting treatment of Merger

As of the Closing, the former shareholders of Triplecrown had an approximate 18% voting interest in the Company and Cullen Holdings had an approximate 82% voting interest in the Company. The Merger was accounted for as a reverse merger accompanied by a recapitalization of the Company. Under this accounting method, Cullen Agritech is considered the acquirer for accounting purposes because it has obtained effective control of the Company and Triplecrown as a result of the Merger. This determination was primarily based on the following facts: the Cullen Holdings’ retention of a majority voting interest in the Company; and Cullen Holdings’ senior management serve as the senior management of the Company. Under this method of accounting, the recognition and measurement provisions of ASC 805, “Business Combinations” (“ASC 805”) do not apply and therefore, the Company did not recognize any goodwill or other intangible assets based upon fair value or related amortization expense associated with amortizable intangible assets. Instead, the share exchange transaction utilizes the capital structure of the Company with Cullen Agritech surviving as a subsidiary and the assets and liabilities of Cullen Agritech are recorded at historical cost.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cullen Agricultural Technologies, Inc., including its wholly owned subsidiary, Natural Dairy Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Going Concern Consideration

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Subsequent to the closing of the Merger on October 22, 2009 and after payment of converting stockholders and forward contracts (including fees), approximately $3.7 million was disbursed to the Company.  After payment of transaction related expenses (excluding deferred underwriting commissions), there was approximately $3.1 million available for the Company’s working capital requirements. As reflected in the accompanying consolidated financial statements, the Company is a development stage corporation and has incurred a net loss of $612,526 for the period from June 3, 2009 (inception) through December 31, 2009, and $1,292,204 of cash as of December 31, 2009. Additionally, upon the consummation of the Merger, the Company issued to Cullen Holdings a promissory note in the amount of $6,853,918, representing part of the purchase price of a certain piece of land to be used by the Company following the Closing (see Note 6 to the Company’s consolidated financial statements). This amount was to be repaid to Cullen Holdings at Closing but sufficient funds were not available.  As of March 2010, the Company has repaid Cullen Holdings $2,000,000 of the note, consisting of $1,963,642 of principal and $36,358 of interest. The Company is due to receive a tax refund of approximately $1.4 million during 2010, which is subject to the processing of the Triplecrown short year final tax return, which was filed with the Internal Revenue Service during the fourth quarter of 2009.

Note 1 –Organization, Business Operations, Significant Accounting Policies and Going Concern Consideration, continued

Going Concern Consideration, continued

The Company intends to seek further debt or equity financing to execute its business plan. The Company may not be able to attain further financing on terms acceptable to it or at all and the Company’s funds may not be sufficient to execute its business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if it is unable to continue as a going concern.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash

The Company deems all highly liquid financial instruments purchased with an original maturity date of three months or less, to be cash equivalents. At December 31, 2009, there were no cash equivalents. Cash and cash equivalents are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each financial institution.  Cash balances maintained at financial institutions may, at times, exceed the FDIC limits.

Property, Plant and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. The Company charges to expense repairs and maintenance items, while major improvements and betterments are capitalized.

Depreciation and amortization is provided on the straight-line method over the following estimated useful lives of the assets:

Buildings	15 years
Machinery and equipment	5 – 7 years
Transportation equipment	5 years
Land improvements	15 years

Note 1 –Organization, Business Operations, Significant Accounting Policies and Going Concern Consideration, continued

Web Site Costs

Certain costs incurred in creating the graphics and content of the Cullen Agritech web site have been capitalized in accordance with the Accounting Standards Codification (“ASC”) Topic 350,  “Intangible – Goodwill and Other”, issued by the Financial Accounting Standards Board (“FASB”).

When the website is operational these costs will be amortized over a 3 year period.  Web site design and conceptual costs are expensed as incurred.  As of December 31, 2009, no amortization expense has been recorded since the web site has not been placed into service.

Loss Per Share

The Company follows the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “ASC”) ASC 260, “Earnings Per Share” (“ASC 260”). In accordance with ASC 260, earnings per common share amounts (“Basic EPS”) are computed by dividing earnings by the weighted average number of common shares outstanding for the period. Earnings per common share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive options, warrants, and other potential common stock outstanding during the period. ASC 260 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. The effect of the Merger has been given retroactive application in the EPS calculation. At December 31, 2009 there were 74,000,000 warrants outstanding that were not included in the calculation of basic and diluted EPS because the effects of these securities would have been anti-dilutive.

Basic earnings per share is calculated using the average number of common shares outstanding and diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding warrants using the “treasury stock method.”

December 31, 2009
Net income available to common shareholders	$612,526

Weighted average common shares outstanding – Basic	19,247,311
Net effect of dilutive common stock warrants	—
Weighted average common shares and common shares equivalent – Diluted	19,247,311

Basic loss per share	$(0.03)
Diluted loss per share	$(0.03)

Note 1 – Organization, Business Operations, Significant Accounting Policies and Going Concern Consideration, continued

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, "Income Taxes" ("ASC 740"). ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company's assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management's opinion, adequate provisions for income taxes have been made. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. The Company has identified its federal tax return and its state tax return in Georgia as "major" tax jurisdictions. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in. the Company's financial statements. Since the Company was incorporated on June 3, 2009 the evaluation was performed for the 2009 tax year the only period subject to examination. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.  There were no amounts accrued for penalties and interest as of or during the period from June 3, 2009 (inception) through December 31, 2009.  The Company does not expect its uncertain tax position to change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.  The adoption of the provisions of ASC 740 did not have a material impact of the Company’s consolidated financial position, results of operations and cash flows.

Recently Issued and Adopted Accounting Pronouncements

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

Note 1 – Organization, Business Operations, Significant Accounting Policies and Going Concern Consideration, continued

Recently Issued and Adopted Accounting Pronouncements,continued

In December 2007, the FASB issued guidance now codified in ASC 805. “Business Combinations.” The new standard changes accounting for acquisitions that close beginning in 2009 in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, In-process research & development and restructuring costs.  More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard.  The new standard promotes greater use of fair values in financial reporting. In addition, under the new standard, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. Some of the changes will introduce more volatility into earnings.  The new standard is effective for fiscal years beginning on or after December 15, 2008.  The Company adopted this standard on June 3, 2009. This standard will have an impact on accounting for any business acquired in the future.

In December 2007, the FASB issued guidance now codified in ASC 810, “Consolidation” (“ASC 810”). The new standard will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. The new standard is effective for fiscal years beginning after December 15, 2008. The Company adopted this standard on June 3, 2009. This standard will have an impact on the presentation and disclosure of the noncontrolling interests of any non-wholly owned business acquired in the future.

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

In February 2010, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2010-09,Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements , which amends disclosure requirements within Subtopic 855-10. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-09 is effective upon issuance. The adoption of ASU 2010-09 did not have a material impact on the Company's consolidated financial statements.

Note 1 – Organization, Business Operations, Significant Accounting Policies and Going Concern Consideration, continued

Recently Issued and Adopted Accounting Pronouncements, continued

In December 2009, FASB issued ASU 2009-17,Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities , which replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. ASU 2009-17 also requires additional disclosures about an enterprise's involvement in variable interest entities. ASU 2009-17 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of ASU 2009-17 to have a material impact on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the consolidated financial statements.

Note 2 – Merger

On September 4, 2009, the Company entered into the Merger Agreement. Parties to the Merger Agreement included the Company, Triplecrown, the Merger Sub, Cullen Agritech and Cullen Inc. Holdings Ltd. (the “Parties”).  Pursuant to the Merger Agreement, the Parties (i) merged Triplecrown into the Company, with the Company being the surviving public entity and (ii) merged Merger Sub into Cullen Agritech, with Cullen Agritech being the surviving subsidiary of the Company.  The Merger was consummated on October 22, 2009.  As a result, the holders of common stock and warrants of Triplecrown received like securities of the Company, on a one-to-one basis, in exchange for their existing securities, except that 11,380,000 shares of the 13,800,000 shares of common stock owned by Triplecrown’s founding shareholders and directors were cancelled.  The shares of Cullen Agritech’s common stock were converted into 15,881,148 shares of the Company’s common stock as purchase consideration. Upon consummation of the Merger, the Company became the sole owner of Cullen Agritech’s common stock.

In connection with the Merger, the stockholders of Triplecrown approved the amendment of certain terms of the Warrant Agreement, dated as of October 22, 2007. Specifically the holders of Triplecrown’s warrants agreed to increase the strike price of the warrants from $7.50 per share to $12.00 per share and to extend the expiration date to October 22, 2013. No compensation expense was recorded as a result of the modification to warrants.

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

After giving effect to the Merger and the issuances to Triplecrown’s two consultants, as of October 22, 2009, 19,247,311 shares of the Company’s common stock were outstanding and 74,000,000 warrants, each to purchase one share of the Company’s common stock.

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

Note 3 – Property, Plant and Equipment

At December 31, 2009, property, plant and equipment consisted of the following:

Land	$8,445,606
Buildings	185,375
Machinery and equipment	6,170
Website	3,328
Land improvements	$481,772
9,122,251

Less: Accumulated depreciation and amortization	2,639

Property, plant and equipment, net	9,119,612

Depreciation and amortization expense for the period from June 3, 2009 (inception) through December 31, 2009 was $2,639. Machinery and equipment, website cost and land improvements, which amounted to $6,170, $3,327, $481,772,  respectively, have not been placed into service as of December 31, 2009. Accordingly, no depreciation or amortization has been recorded related to these assets.

Note 4 – 2009 Long-Term Incentive Equity Plan

The Company’s 2009 Long-Term Incentive Equity Plan (the “Plan”) permits the granting of stock options, stock appreciation rights, restricted stock and other stock based awards to officers, employees, directors and consultants of the Company for up to 2,405,914 shares.  The Company believes that such awards better align the interest of its employees with those of its shareholders.  Option awards are granted with an exercise price equal to the market price on the date of grant and they generally vest over a three year period and expire between 5 and 10 years from the date of issuance.  Stock appreciation rights may be awarded in tandem with an option and shall no longer be exercisable upon termination or the exercise of the related option.  The term of the stock appreciation right is determined by the Plan’s committee.  Restricted stock and other stock based awarded at the discretion of the Plan’s committee.  As of December 31, 2009, there have been no awards granted under this Plan.

Note 5 – Income Taxes

The components of the income tax provision are as follows:

Current:
Federal	$—
State	320
Deferred:
Federal	—
State	—
Income tax expense	$320

Deferred income taxes, if applicable, are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

As of December 31, 2009, the Company had a net operating loss carry forward of $609,572, which expires in 2029,  if realized it would have a tax benefit of $231,394.  The Company has determined that this deferred tax asset has no value at this time, as the Company does not believe it will utilize these losses in the future, and accordingly has recorded a valuation allowance of 100% of the deferred tax asset.

A reconciliation of the provision for income taxes with the amounts computed by applying the statutory Federal income tax to income from continuing operations before provision for income taxes is as follows:

For the Period from June 3, 2009 (inception) through December 31, 2009
Tax provision at statutory	34%
State and local taxes (net of federal benefit)	4%
Change in valuation allowance and non-deductible items	(38)%
Effective tax rate	0%

Note 6 – Notes Payable

In connection with the Merger, Triplecrown and Natural Dairy entered into a contract to purchase a certain piece of land to be used by us following consummation of the Merger. The total purchase price of the land was $8,662,500. Triplecrown paid an initial deposit of $866,250 on the land. On August 10, 2009, Triplecrown, Natural Dairy and the seller of the land extended the closing date for the land purchase and Triplecrown paid an additional deposit on the land of $833,750, interest of $48,070 and a leasing fee to use the land of $3,518 for a total additional deposit of $885,338.  Natural Dairy closed on this contract and purchased the land on October 16, 2009.  The balance of the purchase price for such land was paid by Natural Dairy, which such funds were advanced to it by Cullen Holdings.  Upon the closing of the Merger, we issued to Cullen Holdings a promissory note in the amount of $6,853,918, representing the part of the purchase price that was advanced by Cullen Holdings. This amount was to be repaid to Cullen Holdings at the closing of the Merger but sufficient funds were not available.  As of December 31, 2009 the Company had repaid Cullen Holdings $1,000,000 of the note, consisting of $986,343 of principal and $13,657 of interest. As of March 2010, the Company has repaid Cullen Holdings $2,000,000 of the note, consisting of $1,963,642 of principal and $36,358 of interest.  On March 30, 2010, Cullen Holdings agreed to extend the maturity date of the note from January 20, 2010 to January 20, 2011.  In consideration of this extension, the Company granted to Cullen Holdings a mortgage on the land that is the subject of the promissory note. The note continues to accrue interest at the rate of 8% per annum.

Note 7 – Commitments and Contingencies

Litigation

On December 9, 2009, a second amended class action complaint, styled Goodman v. Watson, et al., was filed in the Court of Chancery of the State of Delaware against the former directors of Triplecrown.  The complaint alleges that the defendants breached their fiduciary duties and their duty of disclosure in connection with Triplecrown’s merger into the Company.  The plaintiff seeks, as alternative remedies, damages in the amount of $9.74 per share, to have Triplecrown’s trust account restored and distributed pro rata to members of the putative class, a quasi-appraisal remedy for members of the putative class, and an opportunity for members of the putative class to exercise conversion rights in connection with the merger.  The defendants filed an answer on December 23, 2009. The former directors intend to defend this action vigorously but can provide no assurance as to the manner or timing of its resolution. Adjustments, if any, that might result from the resolution of this matter have not been reflected in the financial statements.

Related Party

In connection with the closing of the IPO, Triplecrown sold 2,500,000 Sponsors’ Warrants to each of Eric J. Watson and Jonathan J. Ledecky, Triplecrown’s president and secretary, at a purchase price of $1.00 per warrant. These purchases took place on a private placement basis simultaneously with the consummation of the IPO. If we call our warrants for redemption, the Sponsors’ Warrants are not redeemable so long as such warrants are held by Messrs. Watson, Ledecky or their affiliates, including any permitted transferees.

The holders of the majority of the Founders’ Units and the holders of the majority of the Sponsors’ Warrants (or underlying shares) each will be entitled to make up to two demands that we register such units or warrants (or underlying shares) pursuant to a registration rights agreement entered into with Triplecrown in connection with the IPO. The holders of the majority of the Founders’ Units can elect to exercise these registration rights at any time commencing July 22, 2010 (nine months after the consummation of the Merger). The holders of a majority of the Sponsors’ Warrants (or underlying shares) can elect to exercise these registration rights at any time. In addition, these holders have certain “piggy-back” registration rights on registration statements filed subsequent to such date.  We will bear the expenses incurred in connection with the filing of any such registration statements.

On September 3, 2009, Cullen Agritech entered into an agreement with Cullen Investments Limited, Hart Acquisitions, LLC, Natural Dairy and Dr. Watson whereby the parties assigned the rights to certain intellectual property, including the proprietary farming system, to Cullen Agritech upon consummation of the Merger. Upon completion of the Merger, Cullen Holdings was issued 15,881,148 shares of our common stock (valued at $155 million, or $9.76 per share) for its interest in Cullen Agritech.

Note 7 – Commitments and Contingencies, continued

From June 3, 2009 (inception) through December 31, 2009, Cullen Investments Limited funded part of the operations of both Cullen Agritech and Natural Dairy and incurred costs of a combined total of $114,937.  These costs consisted of $69,553 of legal expenses, $28,398 of corporate formational costs and $16,986 of travel costs. As of December 31, 2009 $113,937 was repaid to Cullen Investments Limited and $1,000 is payable and included in due to affiliate.

From June 3, 2009 (inception) through December 31, 2009, Hart Acquisitions, LLC also funded part of the operations of both Cullen Agritech and Natural Dairy and incurred costs of a combined total of $47,307.  These costs consisted of $5,114 of property related expenses and $42,193 of employee related expenses. As of December 31, 2009, $20,251 was repaid to Hart Acquisitions, LLC and the remainder of $27,055, was repaid during February 2010.

On February 2, 2010, the Company signed an Escrow Agreement ( the “Escrow Agreement”) related to the procurement and purchase of 350 cows. The Company, Struve Technologies, Inc. (“Struve”) and the Seller where all party to this agreement. Bill TeBrake, the Chairman of Struve, is also a member of our advisory board. The Escrow Agreement governs the disbursement of funds to Struve and the Seller at various points of the cow procurement process. On February 15, 2010 the Company signed a Sale and Purchase Agreement with the Seller related to 350 cows. The Sale and Purchase Agreement also governs additional responsibilities of both the Company and the Seller. Should the seller fulfill his obligations, the Company will be required to receive the 350 cows on May 15, 2010. The total purchase price of $472,500, less a 20% deposit would be due on that date.  On February 26, 2010 the Company funded the Escrow account in the amount of $112,000, which represents a 20% deposit and 50% of Struve’s fees. As per the terms of the Escrow Agreement, $8,750  was released to Struve. On March 1, 2010 Struve and the Seller completed certain responsibilities as required by the Escrow Agreement and an additional $8,750 (25% of Struve’s Fees) was disbursed to Struve as well as an initial deposit of $94,500.

Employment Agreements

Effective September 1, 2009, Dr. Richard Hart Watson became an employee of Natural Dairy pursuant to an employment agreement entered on August 31, 2009.  Dr. Watson is the half-brother of Eric Watson.

Effective January 2010, we entered into a one year employment contract with Dr. Todd White from New Zealand, pursuant to which he receives a base salary of $90,000 and is entitled to receive a bonus of between 15% to 30% of the base salary subject to the sole discretion of the board of directors. The Company also secured a 3 year visa for Dr. White. Dr. White will assist in the development of our intellectual property and farming strategy.

Note 8 – Subsequent Events

On January 1, 2010, we signed a lease related to our executive offices in Athens, Georgia.  The lease expires on June 30, 2010. We have the option to renew the lease for additional 6 months through December 31, 2010. We also have a second option to renew the lease for an additional 12-month period through December 31, 2011. This second option is a mutual option, which requires both parties to be willing to exercise the option. The total rent commitment for the premises through June 30, 2010 is approximately $8,300.  The total rent for the first and second option periods is approximately $8,900 and $20,000, respectively.

During January 2010, we signed an Agreement with Battle Lumber Co., Inc. for the sale and removal of merchantable timber located on part of the 3,300 acres of our property. During February and March of 2010 Battle Lumber has removed a portion of the timber and remitted payment to us for approximately $30,000. The Company expects to conclude the removal of timber during 2010.

In January 2010, the Company entered into an agreement to sell 340 non irrigated acres of our property. The sale of the parcel of land closed on February 6, 2010 for an aggregate purchase price of approximately $613,000 or approximately $1,800 per acre. The sale price per acre of the 340 acres sold was lower than the average price per acre at which the 3,600 acres were purchased. This is due to the fact that the 340 acres sold were non irrigated, while the 3,600 acres that were originally purchased were a mixture of irrigated and non irrigated acres.

On January 25, 2010, we issued 8,403 shares of Common Stock to Ladenburg Thalmann & Co. Inc.  as compensation for services performed related to our merger on October 22, 2009.

The Company evaluates events that occurred after the balance sheet date but before the consolidated financial statements are issued. Based upon the evaluation the company did not identify any recognized or non recognized subsequent events, except as noted above, that would have required adjustment or disclosure in the consolidated financial statements..