Form 10-Q
period 2010-03-31
Cullen Agricultural Holding Corp
filed 2010-05-12
CIK 1471256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒          Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

☐           Transition report under Section 13 or 15(d) of the Exchange Act of 1934

For the transition period from _____________ to _____________

Commission File Number 000-53806

Cullen Agricultural Holding Corp.
(Exact Name of Issuer as Specified in Its Charter)

Delaware	27-0863248
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

320 East Clayton Street, Suite 514, Athens, Georgia 30601
(Address of Principal Executive Office)

(646) 240-4240
(Issuer’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

As of May 12, 2010, 19,255,714 shares of common stock, par value $.0001 per share, were issued and outstanding.

Cullen Agricultural Holding Corp.

Form 10-Q
For The Quarter Ended March 31, 2010

Table of Contents

		Page
Part I. Financial Information
Item 1.	Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009		3

Condensed Consolidated Statement of Operations (Unaudited) for the three months ended March 31, 2010 and for the period from June 3, 2009 (inception) through March 31, 2010		4

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited) for the period from June 3, 2009 (inception) through March 31, 2010		5

Condensed Consolidated Statement of Cash Flows (Unaudited) for the three months ended March 31, 2010 and for the period from June 3, 2009 (inception) through March 31, 2010		6

Notes to Unaudited Condensed Consolidated Financial Statements		7-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-16

Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	17

Item 4T.	Controls and Procedures	17

Part II. Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 5.	Exhibits	18

Signatures		19

Forward-Looking Statements

This report, and the information incorporated by reference in it, include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:
•	Our ability to protect our intellectual property;

•	Our ability to obtain necessary financing;

•	Competition;

•	Loss of key personnel;

•	Increases of costs of operations;

•	Continued compliance with government regulations; and

•	General economic conditions.

The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Part II – Item 1A. Risk Factors” contained in this Quarterly Report.   Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

References in this report to “we,” “us” or “our company” refers to Cullen Agricultural Holding Corp.

ii

Part I: Financial Information
Item 1 – Financial Statements (Unaudited)
Cullen Agricultural Holding Corp. and Subsidiaries
(a development stage company)
Condensed Consolidated Balance Sheets

	March 31, 2010
	(unaudited)	December 31, 2009
ASSETS
CURRENT ASSETS
Cash	25,640	1,292,204
Rent receivable	1,000	7,461
Prepaid expenses and other current assets	211,606	86,083
Prepaid and refundable taxes	1,350,287	1,349,969
Total Current Assets	1,588,533	2,735,717
PROPERTY, PLANT AND EQUIPMENT, Net	8,553,207	9,119,612
TOTAL ASSETS	$10,141,740	$11,855,329
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses	143,939	508,380
Due to affiliates	23,975	28,055
Note payable to related party	5,066,985	—

Total Current Liabilities	5,234,899	536,435

Note payable to related party	—	5,867,575

TOTAL LIABILITIES	5,234,899	6,404,010

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS' EQUITY
Preferred stock - $0.0001 par value; authorized 1,000,000 shares; no shares issued and outstanding	—	—
Common stock, par value $0.0001 ;160,000,000 shares authorized; 19,255,714 and 19,247,311 shares issued and outstanding, respectively	1,926	1,925
Additional paid in capital	6,111,919	6,061,920
Accumulated deficit	(1,207,004)	(612,526)
TOTAL STOCKHOLDERS' EQUITY	4,906,841	5,451,319
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,141,740	$11,855,329

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cullen Agricultural Holding Corp. and Subsidiaries
(a development stage company)
Condensed Consolidated Statement of Operations
(unaudited)

		For the period from
	For the Three	June 3, 2009
	months ended	(inception) through
	March 31, 2010	March 31, 2010

Revenues	$—	$—

General and administrative expenses	530,818	1,055,742

LOSS FROM OPERATIONS	(530,818)	(1,055,742)

OTHER INCOME (EXPENSE)
Interest expense - related party	(102,819)	(214,178)
Other income	39,506	63,583
TOTAL OTHER EXPENSE	(63,313)	(150,595)
LOSS BEFORE INCOME TAXES	(594,131)	(1,206,337)
INCOME TAXES	347	667
NET LOSS	$(594,478)	$(1,207,004)
Weighted average number of common shares outstanding – basic and diluted	19,253,473
Basic and diluted net loss per share	$(0.03)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cullen Agricultural Holding Corp. and Subsidiaries
(a development stage company)
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(unaudited)
For the Period From June 3, 2009 (inception) through March 31, 2010

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

BALANCE - Beginning June 3, 2009 (inception)	—	$—	$—	$—	$—

Issuance of stock to initial stockholder – 100 shares at $0.0001 per share	100	—	100	—	100

Issuance of stock due to Merger – 19,247,211 shares at $0.0001 per share on October 22, 2009	19,247,211	1,925	6,061,820	—	6,063,745

Net loss for the period from June 3, 2009 (inception) through December 31, 2009	—	—	—	(612,526)	(612,526)

BALANCE - December 31, 2009	19,247,311	1,925	6,061,920	(612,526)	5,451,319

Issuance of stock at $5.95 per share	8,403	1	49,999	—	50,000

Net loss for the three months ended March 31, 2010	—	—	—	(594,478)	(594,478)

BALANCE - March 31, 2010	19,255,714	$1,926	$6,111,919	$(1,207,004)	$4,906,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cullen Agricultural Holding Corp. and Subsidiaries
(a development stage company)
Condensed Consolidated Statements of Cash Flows
(unaudited)

		For the period from
	For the Three	June 3, 2009
	months ended	(inception) through
	March 31, 2010	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(594,478)	$(1,207,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of land	(6,321)	(6,321)
Depreciation and amortization	4,110	6,749
Changes in operating assets and liabilities:
Rent receivable	6,461	(1,000)
Prepaid expenses and other current assets	(125,523)	(211,606)
Prepaid and refundable taxes	(318)	(318)
Accrued expenses	(137,732)	328,826
TOTAL ADJUSTMENTS	(259,323)	116,330
NET CASH USED IN OPERATING ACTIVITIES	(853,801)	(1,090,674)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(32,679)	(594,448)
Proceeds from sale of land	601,295	601,295
NET CASH PROVIDED BY INVESTING ACTIVITIES	568,616	6,847
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of note payable to related party	(977,299)	(1,963,642)
Advances from affiliate	—	15,354
Repayment of advances from affiliates	(4,080)	—
Cash acquired in reverse merger	—	3,057,755
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(981,379)	1,109,467
NET (DECREASE) INCREASE IN CASH	(1,266,564)	25,640
CASH – Beginning	1,292,204	—
CASH – Ending	$25,640	$25,640
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the years for:
Interest	$22,701	$36,358
Taxes	$675	$675
Non-cash investing and financing activities:
Issuance of common stock to settle accrued expenses	$50,000	$50,000
Conversion of interest payable into Note payable to related party	$176,709	$176,709
On October 22, 2009, the Company completed its reverse merger and recapitalization by acquiring certain assets and assuming certain liabilities:
Tax refund receivable	$—	$1,349,969
Land and land improvements	—	8,560,482
Loan payable	—	(6,853,918)
Accrued expenses	—	(41,822)
Due to affiliate	—	(8,621)
Issuance of stock	—	(1,925)
Net non-cash recapitalization	$—	$3,004,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES
(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1 – Interim Financial Information, Organization, Business Operations, Significant Accounting Policies and Going Concern Consideration

Basis of Presentation

Cullen Agricultural Holding Corp’s (the “Company”, “we”, “us” or “our”) accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. In addition, the December 31, 2009 balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.

We are a development stage company and to date have not generated any revenue. These unadjusted condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes there to for the fiscal year ended December 31, 2009 filed on March 31, 2010. The accounting policies used in preparing these unaudited condensed consolidated financial statements are consistent with those described in the December 31, 2009 audited financial statements.

Organization and Nature of Operations

The Company was incorporated in Delaware on August 27, 2009.  We are a development stage company.  Our principal focus is to use our intellectual property in forage and animal sciences to improve agricultural yields. Our business model is focused on deploying sustainable, low cost, forage-based production methods to beef and milk production in the South East (“SE”) United States.

We were formed as a wholly-owned subsidiary of Triplecrown Acquisition Corp. (“Triplecrown”), a blank check company.  CAT Merger Sub, Inc. (“Merger Sub”), a Georgia corporation, was incorporated as our wholly-owned subsidiary on August 31, 2009.  We were formed in order to allow Triplecrown to complete a business combination (the “Merger”) with Cullen Agricultural Technologies, Inc. (“Cullen Agritech”), as contemplated by the Agreement and Plan of Reorganization (the “Merger Agreement”), dated as of September 4, 2009, as amended, among Triplecrown, the Company, Merger Sub, Cullen Agritech and Cullen Inc. Holdings Ltd. (“Cullen Holdings”).  Cullen Agritech was formed on June 3, 2009.  Cullen Agritech’s primary operations are conducted through Natural Dairy Inc., a wholly owned subsidiary of Cullen Agritech.  Cullen Holdings is an entity controlled by Eric J. Watson, our Chief Executive Officer, Secretary, Chairman of the Board and Treasurer and, prior to the Merger, was the holder of all of the outstanding common stock of Cullen Agritech.

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

Note 1 – Interim Financial Information, Organization, Business Operations, Significant Accounting Policies and Going Concern Consideration, continued

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cullen Agritech, including its wholly owned subsidiary, Natural Dairy Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Going Concern Consideration

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company is a development stage company and has incurred a net loss of $1,207,004 for the period from June 3, 2009 (inception) through March 31, 2010, and has $25,640 of cash as of March 31, 2010. Additionally, upon the consummation of the Merger, the Company issued to Cullen Holdings a promissory note in the amount of $6,853,918, representing part of the purchase price of a certain piece of land to be used by the Company following the Closing (see Note 2 to the Company’s condensed consolidated financial statements). This amount was to be repaid to Cullen Holdings at Closing but sufficient funds were not available.  As of March 31, 2010, the Company has repaid Cullen Holdings $2,000,000 of the note, consisting of $1,963,642 of principal and $36,358 of interest. On March 30, 2010, the Company issued a new note in replacement of the existing note which was past due. The new promissory note is in the amount of $5,066,985 and accrues interest at 8% per annum and is due on January 20, 2011. The Company received a tax refund of approximately $1.4 million during May 2010.

The Company intends to seek further debt or equity financing to execute its business plan. The Company may not be able to attain further financing on terms acceptable to it or at all and the Company’s funds may not be sufficient to execute its business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary if it is unable to continue as a going concern.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Note 1 – Interim Financial Information, Organization, Business Operations, Significant Accounting Policies and Going Concern Consideration, continued

Loss Per Share

The Company follows the provisions of FASB ASC 260, “Earnings Per Share” (“ASC 260”). In accordance with ASC 260, earnings per common share amounts (“Basic EPS”) are computed by dividing earnings by the weighted average number of common shares outstanding for the period. Earnings per common share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive options, warrants, and other potential common stock outstanding during the period. ASC 260 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. The effect of the Merger has been given retroactive application in the EPS calculation. At March 31, 2010, there were 74,000,000 warrants outstanding that were not included in the calculation of basic and diluted EPS because the effects of these securities would have been anti-dilutive.

Basic earnings per share is calculated using the average number of common shares outstanding and diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding warrants using the “treasury stock method.”

For the Three Months Ended March 31, 2010
Net loss available to common shareholders	$(594,478)

Weighted average common shares outstanding – Basic	19,253,473
Net effect of dilutive common stock warrants	—
Weighted average common shares and common shares equivalent – Diluted	19,253,473

Basic loss per share	$(0.03)
Diluted loss per share	$(0.03)

Note 1 – Interim Financial Information, Organization, Business Operations, Significant Accounting Policies and Going Concern Consideration, continued

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, "Income Taxes" ("ASC 740"). ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company's assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management's opinion, adequate provisions for income taxes have been made. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. The Company has identified its federal tax return and its state tax return in Georgia as "major" tax jurisdictions. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in. the Company's financial statements. Since the Company was incorporated on June 3, 2009, the evaluation was performed for the 2009 tax year - the only period subject to examination. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.  There were no amounts accrued for penalties and interest as of or during the three months ended March 31, 2010 and the period from June 3, 2009 (inception) through March 31, 2010.  The Company does not expect its uncertain tax position to change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recently Issued and Adopted Accounting Pronouncements

In December 2009, FASB issued ASU 2009-17,Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities , which replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. ASU 2009-17 also requires additional disclosures about an enterprise's involvement in variable interest entities. ASU 2009-17 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The adoption of ASU 2009-17 did not have a material impact on its condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the condensed consolidated financial statements.

The Company evaluates events that occurred after the balance sheet date but before the condensed consolidated unaudited financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non recognized subsequent events, except as noted above, that would have required adjustment or disclosure in the condensed consolidated unaudited financial statements.

Note 2 – Notes Payable – Related Party

In connection with the Merger, Triplecrown and Natural Dairy entered into a contract to purchase a certain piece of land to be used by us following consummation of the Merger. The total purchase price of the land was $8,662,500. Triplecrown paid an initial deposit of $866,250 on the land. On August 10, 2009, Triplecrown, Natural Dairy and the seller of the land extended the closing date for the land purchase and Triplecrown paid an additional deposit on the land of $833,750, interest of $48,070 and a leasing fee to use the land of $3,518 for a total additional deposit of $885,338.  Natural Dairy closed on this contract and purchased the land on October 16, 2009.  The balance of the purchase price for such land was paid by Natural Dairy, which such funds were advanced to it by Cullen Holdings.  Upon the Closing, we issued to Cullen Holdings a promissory note in the amount of $6,853,918, representing the part of the purchase price that was advanced by Cullen Holdings. This amount was to be repaid to Cullen Holdings at the Closing but sufficient funds were not available.  On March 30, 2010, the Company issued a new note in replacement of the existing note which was past due. The new promissory note is in the amount of $5,066,985 and accrues interest at 8% per annum and is due on January 20, 2011. In consideration of this extension, the Company granted to Cullen Holdings a mortgage on the land that is the subject of the promissory note. As of March 31, 2010, the Company has repaid Cullen Holdings $2,000,000 of the note, consisting of $1,963,642 of principal and $36,358 of interest.

Note 3 – Other Income

During January 2010, the Company signed an Agreement with Battle Lumber Co., Inc. for the sale and removal of merchantable timber located on part of the 3,300 acres of our property. During February and March of 2010 Battle Lumber has removed a portion of the timber and remitted payment to the Company of $32,185. The Company expects to conclude the removal of timber during 2010.

In January 2010, the Company entered into an agreement to sell 340 non irrigated acres of our property. The sale of the parcel of land closed on February 6, 2010 for an aggregate purchase price of $613,170 or approximately $1,800 per acre. The sale price per acre of the 340 acres sold was lower than the average price per acre at which the 3,600 acres were purchased. This is due to the fact that the 340 acres sold were non irrigated, while the 3,600 acres that were originally purchased were a mixture of irrigated and non irrigated acres. The Company estimates the original purchase price for this land to be $594,794 and has booked a gain from the sale of this property of $6,321 as other income.

Note 4 – Stock Transactions

On January 25, 2010, the Company issued 8,403 shares of Common Stock to Ladenburg Thalmann & Co. Inc. as compensation for services performed related to the Merger.

Note 5 – Related Parties

From June 3, 2009 (inception) through March 31, 2010, Hart Acquisitions, LLC, an affiliate of Richard Watson, incurred costs related to the operations of Cullen Agritech and Natural Dairy of a combined total of $22,975.  These costs consisted of $44 of property related expenses and $22,931 of employee related expenses. As of March 31, 2010, no amount has been repaid to Hart (See Note 6 – Commitments and Contingencies for additional related party transactions).

Note 6 – Commitments and Contingencies

Litigation

On December 9, 2009, a second amended class action complaint, styled Goodman v. Watson, et al., was filed in the Court of Chancery of the State of Delaware against the former directors of Triplecrown.  The complaint alleges that the defendants breached their fiduciary duties and their duty of disclosure in connection with the Merger.  The plaintiff seeks, as alternative remedies, damages in the amount of $9.74 per share, to have Triplecrown’s trust account restored and distributed pro rata to members of the putative class, a quasi-appraisal remedy for members of the putative class, and an opportunity for members of the putative class to exercise conversion rights in connection with the Merger.  The defendants filed an answer on December 23, 2009. The former directors intend to defend this action vigorously but can provide no assurance as to the manner or timing of its resolution. Adjustments, if any, that might result from the resolution of this matter have not been reflected in the condensed consolidated financial statements.

Commitments

On February 2, 2010, the Company signed an Escrow Agreement (“Escrow Agreement”) related to the procurement and purchase of 350 cows. The Company, Struve Technologies, Inc. (“Struve”) and the Seller where all party to this agreement. Bill TeBrake, the Chairman of Struve, is also a member of our advisory board. The Escrow Agreement governs the disbursement of funds to Struve and the Seller at various points of the cow procurement process. On February 15, 2010, the Company signed a Sale and Purchase Agreement with the Seller related to 350 cows. The Sale and Purchase Agreement also governs additional responsibilities of both the Company and the Seller. Should the Seller fulfill his obligations, the Company will be required to receive the 350 cows on May 15, 2010. The total purchase price of $472,500, less a 20% deposit would be due on that date.  On February 26, 2010, the Company funded the Escrow account in the amount of $112,000, which represents a 20% deposit and 50% of Struve’s fees and, as per the terms of the Escrow Agreement, $8,750 was released to Struve. On March 1, 2010, Struve and the Seller completed certain responsibilities as required by the Escrow Agreement and an additional $8,750 (25% of Struve’s Fees) was disbursed to Struve as well as an initial deposit of $94,500.

Leases

On January 1, 2010, the Company signed a lease related to our executive offices in Athens, Georgia.  The lease expires on June 30, 2010. We have the option to renew the lease for an additional 6 months through December 31, 2010. We also have a second option to renew the lease for an additional 12-month period through December 31, 2011. This second option is a mutual option, which requires both parties to be willing to exercise the option. The total rent commitment for the premises through June 30, 2010 is approximately $8,300.  The total rent for the first and second option periods is approximately $8,900 and $20,000, respectively.

Employment Agreements

Effective September 1, 2009, Dr. Richard Hart Watson became an employee of Natural Dairy pursuant to an employment agreement entered on August 31, 2009.  Dr. Watson will receive a base salary of $100,000 and be entitled to receive a bonus of up to 50% of the base salary subject to the sole discretion of Natural Dairy’s board of directors.

Effective January 2010, the Company entered into a one year employment agreement with Dr. Todd White, pursuant to which he receives a base salary of $90,000 and is entitled to receive a bonus of between 15% to 30% of the base salary subject to the sole discretion of the board of directors. The Company also secured a 3 year visa for Dr. White. Dr. White will assist in the development of our intellectual property and farming strategy.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our Condensed Consolidated Interim Financial Statements and footnotes thereto contained in this report.

Overview

We are a development stage company. Our principal focus is to use our intellectual property in forage and animal sciences to improve agricultural yields. The Company was formed to develop, adapt and implement grazing-based farming systems in regions of the world where the geophysical and climatic conditions are suitable for a pasture-based model. However, while the potential for the pasture or grazing model is significant in many of the world’s developed and developing economies, the systems are highly specific and require significant adaptation and modification to be successful. To date, we have not generated any revenue and will not do so until we have sufficient funds to implement our business plan described below.

The relatively low cost of land combined with an efficient cost structure and premium pricing enables us to potentially deliver attractive return on assets (“ROA”) from an established operation. We believe the ROA we can generate is superior to the more traditional uses of land in the area (eg. corn, cotton and peanuts). Our model is based on the proven production model underpinning New Zealand’s (“NZ”) agricultural industry that has been specifically tailored to the environment in the SE United States. This system is based on forage production of 10-12 tons of dry matter per acre and access to NZ-based livestock genetics that will efficiently utilize forage. Through reducing dependence on grain-based feed, we believe our production model will enable us to become a cost-leader in beef and dairy production.

In the case of dairy, we believe that cost savings of up to 40-50% are achievable in the long term. Further, we believe the high cost structure, which is employed by over 95% of milk producers in the United States and supported by government subsidies, will help to maintain a floor to milk prices in the United States and provide us with long term margin protection. By having direct access to a domestic market, we believe our business plan provides a unique opportunity to invest directly into food production while limiting earnings volatility linked to foreign exchange exposure, typically associated with returns from commodity production in exporting countries, such as NZ. In addition, we believe the potential opportunity to vertically integrate, while maintaining control of the supply chain, provides a further opportunity to reduce volatility and maximize profitability.

Grass-fed beef has been proven to be better for your health, better for the environment and promotes improved animal ethics.  As a result, there is a rapidly growing market for grass-fed beef products in the United States, which at the retail levels can sell for a 50-100% premium over grain-fed beef.  We believe the existing supply-chain infrastructure will provide us with immediate access to sell into the grass-fed market. As a medium-term strategy, to fully capture the retail value, CAH intends to develop a premium, grass-fed beef brand.

To date, we have not generated any revenue and will not do so until we have sufficient funds to implement our business plan. We are currently considering additions to our executive team to support our growth plan in the short to medium term. Further, we will consider investments in other entities, which we believe will align with our strategy and growth plan.

Results of Operations

For three months ended March 31, 2010 and for the period from June 3, 2009 (inception) through March 31, 2010, the Company had a net loss of $594,478 and $1,207,004, respectively. The Company did not generate any revenues during these periods and is a development stage company. The Company’s expenses of $530,818 for three months ended March 31, 2010 consisted primarily of legal, accounting and consulting fees, payroll and employee related expenses, and other general corporate and administrative expenses of $161,879, $98,599, $192,515, and $77,825, respectively. For the period from June 3, 2009 (inception) through March 31, 2010, the Company’s expenses of $1,055,742, consisted primarily of legal, accounting and consulting fees, payroll and employee related expenses, and other general corporate and administrative expenses of $355,706, 214,186, 342,995 and 142,854, respectively. Prior to October 22, 2009, the Company and its wholly-owned subsidiary were “shell companies” and conducted no business operations and did not own or lease any real estate or other property.

Additionally, upon the Merger, the Company issued to Cullen Holdings a promissory note in the amount of $6,853,918, representing part of the purchase price of a certain piece of land to be used by the Company following the Closing (see Note 2 to the Company’s consolidated financial statements). This amount was to be repaid to Cullen Holdings at Closing but sufficient funds were not available. On March 30, 2010, the parties amended the terms of the promissory note to extend the maturity date to January 20, 2011. The new promissory note in the amount of $5,066,985 accrues interest at the rate of 8% per annum. For the three months ended March 31, 2010 and for the period from June 3, 2009 (inception) through March 31, 2010, we had interest expense of $102,819 and $214,178, respectively, related to this note.

For the three months ended March 31, 2010, we had other income of $39,506 related to the sale of timber and gain from the sale of land and a $347 provision for income tax. For the period from June 3, 2009 (inception) through March 31, 2010, we had other income related to rental of property, the sale of timber and gain from the sale of land of $63,583 and a $667 provision for income tax.

Financial Condition and Liquidity

The Company was formed as a wholly owned subsidiary of Triplecrown. From its inception in June 3, 2009 until the completion of the Merger on October 22, 2009, the Company’s activities were limited to its organization, the preparation and filing with the SEC of a Registration Statement on Form S-4 and other matters related to the Merger. Since October 22, 2009, the Company’s activities have been primarily focused on raising capital to fund its business plan. As of March 31, 2010, the Company had $25,640 of available cash and during the period from June 3, 2009 (inception) through March 31, 2010, did not have any sources of revenue. The Company received a tax refund of approximately $1.4 million during May 2010.

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

In January 2010, the Company entered into an agreement to sell 340 non irrigated acres of our property. The sale of the parcel of land closed on February 6, 2010 for an aggregate purchase price of $613,170 or approximately $1,800 per acre. The sale price per acre of the 340 acres sold was lower than the average price per acre at which the 3,600 acres were purchased. This is due to the fact that the 340 acres sold were non irrigated, while the 3,600 acres that were originally purchased were a mixture of irrigated and non irrigated acres. The Company estimates the original purchase price for this land to be $594,794 and has booked a gain from the sale of this property of $6,321 as other income.

As reflected in the accompanying condensed consolidated financial statements, the Company had a net loss of $1,207,004 for the period from June 3, 2009 (inception) through March 31, 2010, and $25,640 of cash as of March 31, 2010. As of March 31, 2010, we had working capital deficiency of $3,646,366. Additionally, upon the consummation of the Merger, the Company issued to Cullen Holdings a promissory note in the amount of $6,853,918, representing part of the purchase price of a certain piece of land to be used by the Company following the Closing (see Note 2 to the Company’s unaudited consolidated financial statements). This amount was to be repaid to Cullen Holdings at Closing but sufficient funds were not available. During the period from June 3, 2009 (inception) through March 31, 2010, the Company has repaid Cullen Holdings $2,000,000 of the note, consisting of $1,963,642 of principal and $36,358 of interest. On March 30, 2010 the Company issued a new note in replacement of the existing note which was past due. The new promissory note is in the amount of $5,066,985 and accrues interest at 8% per annum and is due on January 20, 2011. The Company received a tax refund of approximately $1.4 million during May 2010.

The Company intends to seek further financing to execute its business plan. If the Company is unable to attain further debt or equity financing on terms acceptable to it, the Company’s funds may not be sufficient to execute its business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments that might be necessary if it is unable to continue as a going concern.

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

During January 2010, we signed an Agreement with Battle Lumber Co., Inc. for the sale and removal of merchantable timber located on part of the 3,300 acres of the Grimsley property. During February and March of 2010, Battle Lumber Co. removed and remitted payment to us for approximately $32,000 of timber. The Company expects to conclude the removal of timber during the next several months.

On February 2, 2010, the Company signed an Escrow Agreement related to the procurement and purchase of 350 cows. The Escrow Agreement governs the disbursement of funds to Struve and the Seller at various points of the cow procurement process. Bill TeBrake, the Chairman of Struve, is also a member of our advisory board. On February 15, 2010, the Company signed a Sale and Purchase Agreement with the Seller related to 350 cows. Should the seller fulfill his obligations, the Company will be required to receive the 350 cows on May 15, 2010. The total purchase price of $472,500, less a 20% deposit would be due on that date. On February 26, 2010, the Company funded the Escrow account in the amount of $112,000, which represents a 20% deposit and 50% of Struve’s fees, and $8,750 (25% of Struve’s Fees) was released to Struve. On March 1, 2010, Struve and the Seller completed certain responsibilities as required in the Escrow Agreement and an additional $8,750 (25% of Struve’s Fees) was disbursed to Struve as well as an initial deposit of $94,500.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 1 to the condensed consolidated financial statements. However certain accounting policies are particularly important to the portrayal of financial position and results of operations and require the application of significant judgments by management. In applying those policies, management used its judgment to determine the appropriate assumptions to be used in determination of certain estimates. Our accounting policy will be to use estimates based on terms of existing contracts, observance of trends in the industry and information available from outside sources, as appropriate.

See Recently Issued and Adopted Accounting Pronouncements in Note 1 to the unaudited condensed consolidated interim financial statements in Item 1.

ITEM 3 - Quantitative and Qualitative Disclosures about Market Risk.

Our primary exposure to market risk consists of risk related to changes in interest rates. The Company has not used derivative financial instruments for speculation or trading purposes.

ITEM 4T - CONTROLS AND PROCEDURES.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and treasurer (our principal executive and principal financial and accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based upon his evaluation, he concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under The Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 6 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this report.

ITEM 1A.   RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2009.  The information below updates, and should be read in conjunction with, the risk factors and information disclosed under Item 1A. Risk Factors in the Form 10-K.

On December 9, 2009, a second amended class action complaint, styled Goodman v. Watson, et al., was filed in the Court of Chancery of the State of Delaware against the former directors of Triplecrown (several of whom are current directors of the Company).  The complaint alleges that the defendants breached their fiduciary duties and their duty of disclosure in connection with the Merger.  The plaintiff seeks, as alternative remedies, damages in the amount of $9.74 per share, to have Triplecrown’s trust account restored and distributed pro rata to members of the putative class, a quasi-appraisal remedy for members of the putative class, and an opportunity for members of the putative class to exercise conversion rights in connection with the Merger.  If the court finds in favor of the plaintiff (who represents a purported class of stockholders that held approximately 490,000 shares of Triplecrown’s common stock) and the defendants are required to pay damages to the plaintiff (which could be approximately $5 million), the Company will have an obligation to indemnify the defendants for such damages.  In such event, the Company will seek to recover such payments from its D&O insurance carrier as the Company believes such claims are covered by its insurance policies.  However, there is no assurance that the carrier will agree in this analysis and not deny coverage of such claims.  If this occurred, the Company’s financial condition could be materially adversely affected.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 25, 2010, we issued 8,403 shares of common stock to Ladenburg Thalmann & Co. Inc. as compensation for services performed related to our merger on October 22, 2009.  We relied on the exemption under Section 4(2) of the Securities Act.

ITEM 5.  EXHIBITS

(a)           Exhibits:

31.1        Section 302 Certification by CEO and Treasurer

32           Section 906 Certification by CEO and Treasurer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CULLEN AGRICULTURAL HOLDING CORP.

Dated: May 12, 2010

/s/ Eric J. Watson
Eric J. Watson
Chairman of the Board, Chief Executive Officer, Secretary and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)