Form 10-Q
period 2010-06-30
Cullen Agricultural Holding Corp
filed 2010-08-10
CIK 1471256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

☐	Transition report under Section 13 or 15(d) of the Exchange Act of 1934

For the transition period from _____________ to _____________

Commission File Number 000-53806

Cullen Agricultural Holding Corp.
(Exact Name of Issuer as Specified in Its Charter)

Delaware	27-0863248
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1431 N Jones Plantation Road, Millen, Georgia 30442
(Address of Principal Executive Office)

(706) 621-6737
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

As of August 10, 2010, 19,255,714 shares of common stock, par value $.0001 per share, were issued and outstanding.

Cullen Agricultural Holding Corp.

Form 10-Q
For The Quarter Ended June 30, 2010

Table of Contents

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009	3

Condensed Consolidated Statement of Operations (Unaudited) for the three and six months ended June 30, 2010, for the period from June 3, 2009 (inception) through June 30, 2009 and for the period from June 3, 2009 (inception) through June 30, 2010	4

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited) for the period from June 3, 2009 (inception) through June 30, 2010	5

Condensed Consolidated Statement of Cash Flows (Unaudited) for the six months ended June 30, 2010, for the period from June 3, 2009 (inception) through June 30, 2009 and for the period from June 3, 2009 (inception) through June 30, 2010	6

Notes to Unaudited Condensed Consolidated Financial Statements	7-15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-18

Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	19

Item 4T. Controls and Procedures	19

Part II. Other Information

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 5. Exhibits	20

Signatures	21

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

Part I: Financial Information
Item 1 – Financial Statements (Unaudited)
Cullen Agricultural Holding Corp. and Subsidiaries
(a development stage company)
Condensed Consolidated Balance Sheets

	June 30, 2010
	(unaudited)	December 31, 2009
ASSETS

CURRENT ASSETS
Cash	511,681	1,292,204
Rent receivable	—	7,461
Cattle held for sale	223,134	—
Inventory	118,880	—
Prepaid expenses and other current assets	40,153	86,083
Refundable taxes	628	1,349,969
Total Current Assets	894,476	2,735,717
PROPERTY, PLANT AND EQUIPMENT, Net	7,917,765	9,119,612
TOTAL ASSETS	$8,812,241	$11,855,329
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses	191,368	508,380
Due to affiliates	4,126	28,055
Deferred Income	102,017	—
Current portion of note payable	10,030	—
Mortgage payable, related party	4,083,036	—
Total Current Liabilities	4,390,577	536,435
Mortgage payable, related party		5,867,575
Note payable, net	30,090	—
TOTAL LIABILITIES	4,420,667	6,404,010
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock - $0.0001 par value; authorized 1,000,000 shares; no shares issued and outstanding	—	—
Common stock, par value $0.0001 ;160,000,000 shares authorized; 19,255,714 and 19,247,311 shares issued and outstanding, respectively	1,926	1,925
Additional paid in capital	6,111,919	6,061,920
Deficit accumulated during the development stage	(1,722,271)	(612,526)
TOTAL STOCKHOLDERS' EQUITY	4,391,574	5,451,319
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,812,241	$11,855,329

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cullen Agricultural Holding Corp. and Subsidiaries
(a development stage company)
Condensed Consolidated Statement of Operations
(unaudited)

			For the period from	For the period from
	For the Three	For the Six	June 3, 2009	June 3, 2009
	months ended	months ended	(inception) through	(inception) through
	June 30, 2010	June 30, 2010	June 30, 2009	June 30, 2010

Revenues	$—	$—	$—	$—

General and administrative expenses	437,473	968,291	—	1,493,215

LOSS FROM OPERATIONS	(437,473)	(968,291)	—	(1,493,215)

OTHER INCOME (EXPENSE)
Interest expense - related party	(98,044)	(200,863)	—	(312,222)
Other income, net	20,565	60,071	—	84,148

TOTAL OTHER EXPENSE	(77,479)	(140,792)	—	(228,074)

LOSS BEFORE INCOME TAXES	(514,952)	(1,109,083)	—	(1,721,289)

INCOME TAXES	315	662	—	982

NET LOSS	$(515,267)	$(1,109,745)	$—	$(1,722,271)
Weighted average number of common shares outstanding – basic and diluted	19,255,714	19,254,600	100
Basic and diluted net loss per share	$(0.03)	$(0.06)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cullen Agricultural Holding Corp. and Subsidiaries
(a development stage company)
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(unaudited)
For the Period From June 3, 2009 (inception) through June 30, 2010

				Deficit accumulated
	Common Stock		Additional	during the
	Shares	Amount	Paid-in Capital	development stage	Total

BALANCE - Beginning June 3, 2009 (inception)	—	$—	$—	$—	$—

Issuance of stock to initial stockholder – 100 shares at $0.0001 per share	100	—	100	—	100

Issuance of stock due to Merger – 19,247,211 shares at $0.0001 per share on October 22, 2009	19,247,211	1,925	6,061,820	—	6,063,745

Net loss for the period from June 3, 2009 (inception) through December 31, 2009	—	—	—	(612,526)	(612,526)

BALANCE - December 31, 2009	19,247,311	1,925	6,061,920	(612,526)	5,451,319

Issuance of stock at $5.95 per share	8,403	1	49,999	—	50,000

Net loss for the six months ended June 30, 2010	—	—	—	(1,109,745)	(1,109,745)

BALANCE - June 30, 2010	$19,255,714	$1,926	$6,111,919	$(1,722,271)	$4,341,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cullen Agricultural Holding Corp. and Subsidiaries
(a development stage company)
Condensed Consolidated Statements of Cash Flows
(unaudited)

		For the period from	For the period from
	For the Six	June 3, 2009	June 3, 2009
	months ended	(inception) through	(inception) through
	June 30, 2010	June 30, 2009	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,109,745)	$—	$(1,722,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of property and equipment	44,467	—	44,467
Depreciation and amortization	24,679	—	27,318
Changes in operating assets and liabilities:
Rent receivable	7,461	—	—
Cattle held for sale	(223,134)	—	(223,134)
Inventory	(118,880)		(118,880)
Prepaid expenses and other current assets	45,930	—	(40,153)
Refundable taxes	1,349,341	—	1,349,341
Accrued expenses	(90,303)	—	376,255
Deferred income	102,017	—	102,017
TOTAL ADJUSTMENTS	1,141,578	—	1,517,231
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	31,833	—	(205,040)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(185,656)	—	(747,425)
Proceeds from sale of property and equipment	1,358,477	—	1,358,477
NET CASH PROVIDED BY INVESTING ACTIVITIES	1,172,821	—	611,052

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of mortgage payable to related party	(1,961,248)	—	(2,947,591)
Repayment of advances from affiliates	(23,929)	—	(4,495)
Cash acquired in reverse merger	—	—	3,057,755
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,985,177)	—	105,669
NET (DECREASE) INCREASE IN CASH	(780,523)	—	511,681
CASH – Beginning	1,292,204	—	—
CASH – Ending	$511,681	$—	$511,681
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$38,752	$—	$52,409
Taxes	$1,300	$—	$1,300
Non-cash investing and financing activities:
Equipment purchased	$40,120	$—	$40,120
Issuance of common stock to settle accrued expenses	$50,000	$—	$50,000
Conversion of interest payable into mortgage payable to related party	$176,709	$—	$176,709
On October 22, 2009, the Company completed its reverse merger and recapitalization by acquiring certain assets and assuming certain liabilities:
Tax refund receivable	$—	$—	$1,349,969
Land and land improvements	—	—	8,560,482
Loan payable	—	—	(6,853,918)
Accrued expenses	—	—	(41,822)
Due to affiliate	—	—	(8,621)
Additional paid in capital	—	100	—
Issuance of stock	—	—	(1,925)
Net non-cash recapitalization	$—	$100	$3,004,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES
(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1.   Interim Financial Information, Organization, Business Operations, Significant Accounting Policies and Going Concern Consideration

Basis of Presentation

Cullen Agricultural Holding Corp’s (the “Company”, “we”, “us” or “our”) accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. In addition, the December 31, 2009 balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.

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

Organization and Nature of Operations

The Company was incorporated in Delaware on August 27, 2009.  We are a development stage company.  Our principal focus is to use our intellectual property in forage and animal sciences to improve agricultural yields. Our business model is focused on deploying sustainable, low cost, forage-based production methods to beef and milk production in the South East (“SE”) United States. The relatively low cost of land combined with an efficient cost structure and premium pricing enables us to potentially deliver attractive return on assets (“ROA”) from an established operation. We believe the ROA we can generate is superior to the more traditional uses of land in the area (e.g. corn, cotton and peanuts). Our model is based on the proven production model underpinning New Zealand’s (“NZ”) agricultural industry that has been specifically tailored to the environment in the SE United States. This system is based on forage production of 10-12 tons of dry matter per acre and access to NZ-based livestock genetics that will efficiently utilize forage. Through reducing dependence on grain-based feed, we believe our production model will enable us to become a cost-leader in beef and dairy production.

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

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES
(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1.   Interim Financial Information, Organization, Business Operations, Significant Accounting Policies and Going Concern Consideration, continued

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

As of June 30, 2010, the Company owned approximately 3,100 acres of agricultural land in the state of Georgia. Until such time where the Company can raise adequate financing to deploy its pasture based dairy and beef business plan, it has begun to utilize its pasture and general farming expertise to conduct various farming activities on the property. These activities include, but are not limited to, the growing of pasture to raise calves, the growing of corn for use as feed and sale to third parties and the grazing of beef cattle on pasture. Costs related to both of these activities have been capitalized on our balance sheet in accordance with GAAP under the headings “Cattle Held for Sale” and “Inventory” recorded at the lower of cost or market. Once these assets mature and are sold, the costs will be expensed and the revenue from the sale recognized on our Statement of Operations. The Company intends to continue to conduct these activities, as well as others, in the short term to efficiently utilize the land it owns.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cullen Agritech, including its wholly owned subsidiary, Natural Dairy Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Going Concern Consideration

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company is a development stage company and has incurred a net loss of $1,722,271 for the period from June 3, 2009 (inception) through June 30, 2010, and has $511,681 of cash as of June 30, 2010. Additionally, upon the consummation of the Merger, the Company issued to Cullen Holdings a promissory note in the amount of $6,853,918, representing part of the purchase price of a certain piece of land to be used by the Company following the Closing (see Note 3 to the Company’s condensed consolidated financial statements). This amount was to be repaid to Cullen Holdings at the consummation of the Merger but sufficient funds were not available.   On March 30, 2010, the Company issued a new note in replacement of the existing note which was past due. The new promissory note is in the amount of $5,066,985 and accrues interest at 8% per annum and is due on January 20, 2011. At June 30 2010, the amount outstanding of the note was $4,083,036.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES
(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1.   Interim Financial Information, Organization, Business Operations, Significant Accounting Policies and Going Concern Consideration, continued

To date, we have not generated any revenue and will not do so until we have sufficient funds to implement our business plan. We have been in the process of attempting to obtain land development financing backed by the property we own and operate to support our working capital needs and implement our business plan.  However, due to the recent performance of similar types of farming operations in the SE United States, as well as the general economic downturn, financial institutions have been unwilling to lend money backed by such property.  As a result, the Company has been unable to obtain the necessary funding to support the implementation of its business plan at this time. Until such time where the Company can raise adequate financing to deploy its pasture based dairy and beef business plan, it has begun to utilize its pasture and general farming expertise to conduct various farming activities on the property. These activities include, but are not limited to, the growing of pasture to raise calves, the growing of corn for use as feed and sale to third parties and the grazing of beef cattle on pasture.  The Company has sold portions of its unused land, reduced salaries paid to its employees and curtailed operations in order to raise capital and reduce operating expenses.  Additionally, the Company is in the process of exploring all financing and strategic alternatives available to it, including the possibility of disposing of or leasing additional portions of its land in order to continue to support its working capital needs or alternatively to retire certain of its outstanding debt to reduce its interest obligations.  There is no assurance, however, that the Company will be successful in such efforts.  If the Company is unable to secure additional financing or find another strategic alternative, the Company will not have sufficient capital to implement its business plan and may be forced to suspend all operations until such time as capital or another strategic alternative is available to it.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary if it is unable to continue as a going concern.

Inventory

Inventory consists of feed inventory and investment in crops that are stated at lower of cost or market.  The Company capitalizes all direct and indirect costs until growing crops are harvested.  Harvested crops are reclassified to feed inventory until such crops are sold or used.  The related inventoried costs are recognized as cost of sale to provide an appropriate matching of expenses with the related revenue earned when the crops are sold.  Crops used to develop the Company’s animals are capitalized as part of the carrying value of such animal and are recognized as cost of sale when the animals are sold.  Feed inventory and investment in crops amounted to $2,989 and $115,891, respectively, as of June 30, 2010.

Property, Plant and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. The Company charges to expense repairs and maintenance items, while major improvements and betterments are capitalized.

Depreciation and amortization is provided on the straight-line method over the following estimated useful lives of the assets:

Buildings	15 years
Machinery and equipment	5 – 10 years
Transportation equipment	5 years
Land improvements	15 years

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES
(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1.   Interim Financial Information, Organization, Business Operations, Significant Accounting Policies and Going Concern Consideration, continued

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

Loss Per Share

The Company follows the provisions of FASB ASC 260, “Earnings Per Share” (“ASC 260”). In accordance with ASC 260, earnings per common share amounts (“Basic EPS”) are computed by dividing earnings by the weighted average number of common shares outstanding for the period. Earnings per common share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive options, warrants, and other potential common stock outstanding during the period. ASC 260 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. The effect of the Merger has been given retroactive application in the EPS calculation. At June 30, 2010, there were 74,000,000 warrants outstanding that were not included in the calculation of basic and diluted EPS because the effects of these securities would have been anti-dilutive.

Basic earnings per share is calculated using the average number of common shares outstanding and diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding warrants using the “treasury stock method.”

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, "Income Taxes" ("ASC 740"). ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax bases of the Company's assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management's opinion, adequate provisions for income taxes have been made. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. The Company has identified its federal tax return and its state tax return in Georgia as "major" tax jurisdictions. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's consolidated financial statements. Since the Company was incorporated on June 3, 2009, the evaluation was performed for the 2009 tax year - the only period subject to examination. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES
(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1.   Interim Financial Information, Organization, Business Operations, Significant Accounting Policies and Going Concern Consideration, continued

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.  There were no amounts accrued for penalties and interest as of or during the three and six months ended June 30, 2010 and the period from June 3, 2009 (inception) through June 30, 2010.  The Company does not expect its uncertain tax position to change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

Note 2 – Property, Plant and Equipment

At June 30, 2010 and December 31, 2009, property, plant and equipment consisted of the following:

	June 30, 2010	December 31, 2009
Land	$7,187,242	$8,445,606
Buildings	185,375	185,375
Machinery and equipment	95,758	6,170
Website	3,328	3,328
Land improvements	470,679	481,772
	7,942,382	9,122,251

Less: Accumulated depreciation and amortization	24,617	2,639

Property, plant and equipment, net	$7,917,765	$9,119,612

Depreciation and amortization expense for the period from June 3, 2009 (inception) through June 30, 2010 was $24,617.

The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 360 “Plant, Property and Equipment, ” for purposes of determining and measuring impairment of its long-lived assets other than goodwill. The Company’s policy is to review the value assigned to its long lived assets to determine if they have been permanently impaired by adverse conditions which may affect the Company whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If the Company identifies a permanent impairment such that the carrying amount of the Company’s long lived assets is not recoverable using the sum of an undiscounted cash flow projection, the impaired asset is adjusted to its estimated fair value, based on an estimate of future discounted cash flows which becomes the new cost basis for the impaired asset.  Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates.  No impairment charges were recognized during the three and six month periods ended June 30, 2010 or from the period from  June 3, 2009 (inception) through June 30, 2010.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES
(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 3.   Mortgage Payable – Related Party

In connection with the Merger, Triplecrown and Natural Dairy entered into a contract to purchase a certain piece of land to be used by us following consummation of the Merger. The total purchase price of the land was $8,662,500. Triplecrown paid an initial deposit of $866,250 on the land. On August 10, 2009, Triplecrown, Natural Dairy and the seller of the land extended the closing date for the land purchase and Triplecrown paid an additional deposit on the land of $833,750, interest of $48,070 and a leasing fee to use the land of $3,518 for a total additional deposit of $885,338.  Natural Dairy closed on this contract and purchased the land on October 16, 2009.  The balance of the purchase price for such land was paid by Natural Dairy, which such funds were advanced to it by Cullen Holdings.  Upon the Closing, we issued to Cullen Holdings a promissory note in the amount of $6,853,918, representing the part of the purchase price that was advanced by Cullen Holdings. This amount was to be repaid to Cullen Holdings at the Closing but sufficient funds were not available.  On March 30, 2010, the Company issued a new note in replacement of the existing note which was past due. The new promissory note is in the amount of $5,066,985 and accrues interest at 8% per annum and is due on January 20, 2011. In consideration of this extension, the Company granted to Cullen Holdings a mortgage on the land that is the subject of the promissory note. For three months ended June 30, 2010 and for the period from June 3, 2009 (inception) through June 30, 2010 we had repaid Cullen Holdings $1,000,000 and $3,000,000 of the note, respectively, consisting of $983,949 of principal and $16,051 of interest and $2,947,591 of principal and $52,409 of interest, respectively.

Note 4.   Other Income

During January 2010, the Company signed an Agreement with Battle Lumber Co., Inc. for the sale and removal of merchantable timber located on part of the 3,100 acres of our property. During the three and six months ended June 30, 2010, Battle Lumber Co. removed a portion of the timber and the Company recorded income of $47,776 and $74,961, respectively. The Company has concluded the removal of timber during June 2010.

In January 2010, the Company entered into an agreement to sell 340 non irrigated acres of our property. The sale of the parcel of land closed on February 6, 2010 for an aggregate sales price of $613,170 or approximately $1,800 per acre. The sale price per acre of the 340 acres sold was lower than the average price per acre at which the 3,600 acres were purchased. This is due to the fact that the 340 acres sold were non irrigated, while the 3,600 acres that were originally purchased were a mixture of irrigated and non irrigated acres. The Company estimates the original purchase price for this land to be $594,794 and has recorded a gain from the sale of this property of $6,321 which is included in other income, net during the three and six months ended June 30, 2010.

In June 2010, the Company entered into an agreement to sell 240 acres of land, of which 200 acres were irrigated and 40 acres were non irrigated. The sale of the parcel of land closed on June 25, 2010 for an aggregate sales price of $776,688 or approximately $3,236 per acre. The sale price per acre was higher than the average price per acre at which the 3,600 acres were originally purchased. This is due to the fact that the 240 acres sold were mostly irrigated, while the 3,600 acres that were originally purchased were a mixture of irrigated and non irrigated acres. The Company estimates the original purchase price for this land to be $807,239 and has recorded a loss from the sale of this property of $53,489 which is included in other income, net during the three and six months ended June 30, 2010.

For the three and six months ended June 30, 2010, the Company recognized a gain on sale of equipment totaling $2,701.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES
(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 5.   Stock Transactions

On January 25, 2010, the Company issued 8,403 shares of Common Stock to Ladenburg Thalmann & Co. Inc. as compensation for services performed related to the Merger.

Note 6.   Related Parties

During the three and six months ended June 30, 2010, Hart Acquisitions, LLC (“Hart”), an affiliate of Richard Watson, incurred costs related to the operations of Cullen Agritech and Natural Dairy of a combined total of $42,508 and $65,483, respectively.  These costs consisted of property related expenses $28,648 and $28,692, respectively and employee related expenses of $13,860 and $36,791, respectively. During the three and six months ended June 30, 2010, the Company, incurred costs related to the operations of Hart of a combined total of $38,382.  These costs consisted of $19,882 of property related expenses and $18,500 of lease related expense (See Note 7 – Commitments and Contingencies for additional related party transactions). During the three and six months ended June 30, 2010, $22,975 has been repaid to Hart, leaving $4,126 due to Hart at June 30, 2010.

On February 2, 2010, the Company signed an Escrow Agreement (“Escrow Agreement”) related to the procurement and purchase of 350 cows, for which the Company had paid a deposit. During June 2010, Hart assumed all rights and obligations related to this contract and in return repaid the Company for all deposits and costs, including interest, related to this contract.

Note 7.   Commitments and Contingencies

Litigation

On December 9, 2009, a second amended class action complaint, styled Goodman v. Watson, et al., was filed in the Court of Chancery of the State of Delaware against the former directors of Triplecrown.  The complaint alleges that the defendants breached their fiduciary duties and their duty of disclosure in connection with the Merger.  The plaintiff seeks, as alternative remedies, damages in the amount of approximately $9.74 per share, to have Triplecrown’s trust account restored and distributed pro rata to members of the putative class, a quasi-appraisal remedy for members of the putative class, and an opportunity for members of the putative class to exercise conversion rights in connection with the Merger.  The defendants filed an answer on December 23, 2009. The former directors intend to defend this action vigorously but can provide no assurance as to the manner or timing of its resolution. Adjustments, if any, that might result from the resolution of this matter have not been reflected in the condensed consolidated financial statements.

Leases

On June 1, 2010, the Company entered into an agreement with an unrelated third party for the lease of 753 acres of the Company’s property, from June 1, 2010 through December 31, 2010. This area of land consists of 500 irrigated acres and 253 non irrigated acres. The agreement calls for the unrelated third party to pay, in advance, $175 per acre of irrigated land and $50 per acre of non irrigated land. The Company received $100,150 for the lease of this land during June 2010. During the three and six months ended June 30, 2010, the Company recorded $14,040 as rental income and $86,110 as deferred income related to this lease.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES
(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 7.   Commitments and Contingencies, continued

On June 1, 2010, the Company entered into an agreement with Hart for the lease of 120 acres of the Company’s property, from June 1, 2010 through December 31, 2010. This area of land consists of 100 irrigated acres and 20 non irrigated acres. The agreement calls for Hart to pay, in advance, $175 per acre of irrigated land and $50 per acre of non irrigated land. The Company has received $18,500 for the lease of this land during June 2010. During the three and six months ended June 30, 2010, the Company recorded $2,593 as rental income. At June 30, 2010, there was $15,907 included in deferred income related to this lease.

Employment Agreements

Effective September 1, 2009, Dr. Richard Hart Watson became an employee of Natural Dairy pursuant to an employment agreement entered into on August 31, 2009.  The agreement called for a base salary of $100,000 and a bonus of up to 50% of the base salary subject to the sole discretion of Natural Dairy’s board of directors. During June 2010, the Company and Dr. Watson amended his employment agreement so that as of June 1, 2010, Dr. Watson will receive a base salary of $35,000 in cash. Dr. Watson will also receive $65,000 in stock at the end of May of each year based on the last 60 days average trading price. This stock will be restricted for one year from the date of issuance.

Effective January 2010, the Company entered into a one year employment agreement with Dr. Todd White, pursuant to which he receives a base salary of $90,000 and is entitled to receive a bonus of between 15% to 30% of the base salary subject to the sole discretion of the board of directors. As of June 18, 2010, the Company notified Dr. White of the termination of his employment agreement as provided for in the agreement.

Note 8.   Subsequent Events

Contract for Sale of Property

On July 26, 2010, the Company entered into a Sales Contract (“Sales Agreement”) with Wilbert Roller (“Buyer”) pursuant to which the Company will sell to the Buyer approximately 1,070 acres of land for $2 million. The number of acres being sold represents approximately 35% of the acres of land owned by the Company. Cullen Holdings holds a mortgage on the land being sold and has agreed to release the Company from such mortgage upon consummation of the land sale, in order for the Company to consummate the sale. The Company intends to use substantially all of the proceeds from the sale of the land to repay a portion of the existing promissory note held by Cullen Holdings, which was approximately $4.1 million at June 30, 2010. The Sales Agreement is subject to certain closing conditions including the Buyer obtaining commercially reasonable financing within 45 days from the date of execution of the Sales Agreement. It is anticipated that the closing of the purchase will take place no later than 60 days after the Buyer obtains the necessary financing for the purchase.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES
(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 8.   Subsequent Events, continued

Beef Grazing Agreement

On August 2, 2010, the Company entered into a Beef Grazing Agreement (“Grazing Agreement”) with FPL Foods LLC (“FPL”) pursuant to which the Company will graze at least 750 of FPL’s cattle on land leased by the Company from August 1, 2010 through January 15, 2011.  The Company will graze FPL’s cattle and be compensated based on weight gain at the end of the grazing period. FPL is obligated to deliver at least 750 cattle to the Company by October 1, 2010.

Lease related to Grazing Agreement

On July 30, 2010, the Company entered into an agreement with an unrelated third party for the lease of 240 acres for the period from August 1, 2010 through December 31, 2010. This area of land consists of 200 irrigated acres and 40 non irrigated acres. The agreement calls for the Company to pay, in advance, an aggregate of approximately $13,400, representing $63 per acre of irrigated land and $21 per acre of non irrigated land. The Company intends to use this land to provide pasture related to the Grazing Agreement mentioned above.

The Company evaluates events that occurred after the balance sheet date but before the condensed consolidated unaudited financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non recognized subsequent events, except as noted above, that would have required adjustment or disclosure in the condensed consolidated unaudited financial statements.

ITEM2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have been in the process of attempting to obtain land development financing backed by the property we own and operates to support our working capital needs and implement our business plan.  However, due to the recent performance of similar types of farming operations in the Southeastern United States, as well as the general economic downturn, financial institutions have been unwilling to lend money backed by such property.  As a result, we have been unable to obtain the necessary funding to support the implementation of our business plan at this time.

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

Results of Operations

For six months ended June 30, 2010 we had a net loss of $1,109,745. We did not generate any revenues during this period and we are development stage company. Our expenses of $968,291 for six months ended June 30, 2010 consisted primarily of legal, accounting and consulting fees, payroll and employee related expenses, and other general corporate and administrative expenses of $246,573, $144,350, $408,481, and $168,887, respectively.

For three months ended June 30, 2010 and for the period from June 3, 2009 (inception) through June 30, 2010, we had a net loss of $515,267 and $1,722,271 respectively. We did not generate any revenues during these periods and we are development stage company. Our expenses of $437,473 for three months ended June 30, 2010 consisted primarily of legal, accounting and consulting fees, payroll and employee related expenses, and other general corporate and administrative expenses of $84,693, $45,751, $215,662, and $91,367, respectively. For the period from June 3, 2009 (inception) through June 30, 2010, the Company’s expenses of $1,493,215, consisted primarily of legal, accounting and consulting fees, payroll and employee related expenses, and other general corporate and administrative expenses of $440,400, $281,790, $538,330 and $232,695, respectively. Prior to October 22, 2009, we and our wholly-owned subsidiary were “shell companies” and conducted no business operations and did not own or lease any real estate or other property.

Additionally, upon the Merger, we issued to Cullen Holdings a promissory note in the amount of $6,853,918, representing part of the purchase price of a certain piece of land to be used by us following the Closing (see Note 3 to the condensed consolidated financial statements). This amount was to be repaid to Cullen Holdings at Closing but sufficient funds were not available. On March 30, 2010, the parties amended the terms of the promissory note to extend the maturity date to January 20, 2011. The new promissory note in the amount of $5,066,985 accrues interest at the rate of 8% per annum. For the three months ended June 30, 2010 and for the period from June 3, 2009 (inception) through June 30, 2010, we had interest expense of $97,951 and $312,129, respectively, related to this note. For the six months ended June 30, 2010, we had interest expense of $200,770, related to this note.

For the three months ended June 30, 2010, we had other income, net of $20,565 related to lease income, interest income, the sale of timber and loss from the sale of land and a $315 provision for income tax. For the six months ended June 30, 2010, we had other income, net of $60,071 related to lease income, interest income, rental of property, the sale of timber and gain from the sale of land and a $662 provision for income tax. For the period from June 3, 2009 (inception) through June 30, 2010, we had other income, net related to lease income, interest income, rental of property, the sale of timber and loss from the sale of land of $84,148 and a $982 provision for income tax.

Financial Condition and Liquidity

We were formed as a wholly owned subsidiary of Triplecrown. From our inception in June 3, 2009 until the completion of the Merger on October 22, 2009, our activities were limited to its organization, the preparation and filing with the SEC of a Registration Statement on Form S-4 and other matters related to the Merger. Since October 22, 2009, our activities have been primarily focused on raising capital to fund its business plan. As of June 30, 2010, we had $511,681 of available cash and during the period from June 3, 2009 (inception) through June 30, 2010, did not have any sources of revenue, other than lease , interest and timber sale income.

As reflected in the accompanying condensed consolidated financial statements, we had a net loss of $1,722,271 for the period from June 3, 2009 (inception) through June 30, 2010, and $511,681 of cash as of June 30, 2010. As of June 30, 2010, we had working capital deficiency of $3,496,101.

Upon the consummation of the Merger, we issued to Cullen Holdings a promissory note in the amount of $6,853,918, representing part of the purchase price of the land to be used by us following the Closing. The note was to be repaid as soon as practicable but no later than January 20, 2010 (90 days from the date of issuance). This amount was to be repaid to Cullen Holdings at Closing of the Merger but sufficient funds were not available. At June 30, 2010 and for the period from June 3, 2009 (inception) through June 30, 2010 we had repaid Cullen Holdings $1,000,000 and $3,000,000 of the note, respectively, consisting of $983,949 of principal and $16,051 of interest and $2,947,591 of principal and $52,409 of interest, respectively. On March 30, 2010, Cullen Holdings issued a new note in replacement of the existing note which was past due. The new promissory note is in the amount of $5,066,985 and accrues interest at 8% per annum and is due on January 20, 2011. At June 30, 2010, the amount outstanding on the note was $4,083,036. In consideration of this extension, we granted to Cullen Holdings a mortgage on the land that is the subject of the promissory note. The note continues to accrue interest at the rate of 8% per annum.

In January 2010, we entered into an agreement to sell 340 non irrigated acres of our property. The sale of the parcel of land closed on February 6, 2010 for an aggregate sales price of $613,170 or approximately $1,800 per acre. The sale price per acre of the 340 acres sold was lower than the average price per acre at which the 3,600 acres were purchased. This is due to the fact that the 340 acres sold were non irrigated, while the 3,600 acres that were originally purchased were a mixture of irrigated and non irrigated acres. We estimate the original purchase price for this land to be $594,794 and have booked a gain from the sale of this property of $6,321 as other income, net during the three and six months ended June 30, 2010.

In June 2010, we entered into an agreement to sell 240 acres of land, of which 200 acres were irrigated and 40 acres were non irrigated. The sale of the parcel of land closed on June 25, 2010 for an sales purchase price of $776,688 or approximately $3,236 per acre. The sale price per acre sold was higher than the average price per acre at which the 3,600 acres were originally purchased. This is due to the fact that the 240 acres sold were mostly irrigated, while the 3,600 acres that were originally purchased were a mixture of irrigated and non irrigated acres. We estimate the original purchase price for this land to be $807,239 and have booked a loss from the sale of this property of $53,489 as other expense during the three and six months ended June 30, 2010.

For the three and six months ended June 30, 2010, the Company recognized a gain on sale of equipment totaling $2,701.

We have been attempting to obtain land development financing backed by the property we own and operate to support our working capital needs and implement our business plan.  However, due to the recent performance of similar types of farming operations in the region, as well as the general economic downturn, financial institutions have been unwilling to lend money backed by such property.  As a result, we have been unable to obtain the necessary funding to support the implementation of our business plan at this time. Until such time where the Company can raise adequate financing to deploy its pasture based dairy and beef business plan, it has begun to utilize its pasture and general farming expertise to conduct various farming activities on the property. These activities include, but are not limited to, the growing of pasture to raise calves, the growing of corn for use as feed and sale to third parties and the grazing of beef cattle on pasture. Accordingly, we have sold portions of our unused land, reduced salaries paid to our employees and curtailed operations in order to raise capital and reduce operating expenses.  Additionally, we are in the process of exploring all financing and strategic alternatives available to us, including the possibility of disposing of or leasing additional portions of our land in order to continue to support our working capital needs or alternatively to retire certain of its outstanding debt to reduce its interest obligations.  There is no assurance, however, that we will be successful in such efforts.  If we are unable to attain further debt or equity financing on terms acceptable to us, our funds may not be sufficient to execute our business plan. These factors raise substantial doubt about our ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if it is unable to continue as a going concern.

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

Contractual Obligations

On June 1, 2010, we entered into an agreement with an unrelated third party for the lease 753 acres of the Company’s property, from June 1, 2010 through December 31, 2010. This area of land consists of 500 irrigated acres and 253 non irrigated acres. The agreement calls for the unrelated third party to pay, in advance, $175 per acre of irrigated land and $50 per acre of non irrigated land. We received $100,150 for the lease of this land during June 2010.

On June 1, 2010, we entered into an agreement with Hart for the lease 120 acres of our property, from June 1, 2010 through December 31, 2010. This area of land consists of 100 irrigated acres and 20 non irrigated acres. The agreement calls for Hart to pay, in advance, $175 per acre of irrigated land and $50 per acre of non irrigated land. We have received $18,500 for the lease of this land during June 2010.

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

See Recently Issued and Adopted Accounting Pronouncements in Note 1 to the unaudited condensed consolidated interim financial statements in Item 1.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk consists of risk related to changes in interest rates. We have not used derivative financial instruments for speculation or trading purposes.

ITEM4T.	CONTROLS AND PROCEDURES.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and treasurer (our principal executive and principal financial and accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based upon his evaluation, he concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under The Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 7 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this report.

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

Dated: August 10, 2010

/s/ Eric J. Watson
Eric J. Watson
Chairman of the Board, Chief Executive Officer, Secretary and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)