Form 10-Q
period 2010-09-30
Cullen Agricultural Holding Corp
filed 2010-11-12
CIK 1471256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒           Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                         Yes ☐  No ☒

As of November 11, 2010, 19,555,714 shares of common stock, par value $.0001 per share, were issued and outstanding.

Cullen Agricultural Holding Corp.

Form 10-Q
For The Quarter Ended September 30, 2010

Table of Contents
		Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009		3

Condensed Consolidated Statement of Operations (Unaudited) for the three and nine months ended September 30, 2010, for the period from June 3, 2009 (inception) through September 30, 2009 and for the period from June 3, 2009 (inception) through September 30, 2010		4

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited) for the period from June 3, 2009 (inception) through September 30, 2010		5

Condensed Consolidated Statement of Cash Flows (Unaudited) for the nine months ended September 30, 2010, for the period from June 3, 2009 (inception) through September 30, 2009 and for the period from June 3, 2009 (inception) through September 30, 2010		6

Notes to Unaudited Condensed Consolidated Financial Statements		7-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-19

Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	20

Item 4T.	Controls and Procedures	21

Part II. Other Information

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 5.	Exhibits	22

Signatures		23

Forward-Looking Statements

This report on Form 10-Q of Cullen Agricultural Holding Corp., and the information incorporated by reference in it, include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). References in this report to “we,” “us”, “our company” or “the Company” refers to Cullen Agricultural Holding Corp.

Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

•	Our ability to protect our intellectual property;

•	Our ability to obtain necessary financing to enable us to implement our business plan;

•	Competition;

•	Loss of key personnel;

•	Increases of costs of operations;

•	Continued compliance with government regulations; and

•	General economic conditions.

The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this Quarterly Report and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010 in the section entitled "Risk Factors"   Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

Part I: Financial Information
Item 1 – Financial Statements (Unaudited)
Cullen Agricultural Holding Corp. and Subsidiaries
(a development stage company)
Condensed Consolidated Balance Sheets

	September 30, 2010
	(unaudited)	December 31, 2009
ASSETS
CURRENT ASSETS
Cash	56,188	1,292,204
Rent receivable	—	7,461
Cattle held for sale	269,467	—
Due from affiliates	143,711
Inventory	86,200	—
Prepaid expenses and other current assets	20,445	86,083
Refundable taxes	314	1,349,969
Total Current Assets	576,325	2,735,717
	6,823,575	9,119,612
PROPERTY, PLANT AND EQUIPMENT, Net
TOTAL ASSETS	$7,399,900	$11,855,329

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses	281,028	508,380
Due to affiliates	—	28,055
Deferred Income	51,008	—
Current portion of note payable	9,605	—
Mortgage payable, related party	3,938,668	—

Total Current Liabilities	4,280,309	536,435

Mortgage payable, related party	—	5,867,575
Non current portion of note payable	30,515	—

TOTAL LIABILITIES	4,310,824	6,404,010

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock - $0.0001 par value; authorized 1,000,000 shares; no shares issued and outstanding	—	—
Common stock, par value $0.0001; 200,000,000 shares authorized; 19,255,714 and 19,247,311 shares issued and outstanding, respectively	1,926	1,925
Additional paid in capital	6,111,919	6,061,920
Deficit accumulated during the development stage	(3,024,769)	(612,526)

TOTAL STOCKHOLDERS' EQUITY	3,089,076	5,451,319

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,399,900	$11,855,329

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cullen Agricultural Holding Corp. and Subsidiaries
(a development stage company)
Condensed Consolidated Statement of Operations
(unaudited)

				For the period from	For the period from
	For the Three	For the Nine	For the Three	June 3, 2009	June 3, 2009
	months ended	months ended	months ended	(inception) through	(inception) through
	September 30, 2010	September 30, 2010	September 30, 2009	September 30, 2009	September 30, 2010

Revenues	$—	$—	$—	$—	$—

Impairment Loss on property, plant and equipment	963,172	963,172	—	—	963,172
General and administrative expenses	317,690	1,283,862	66,133	66,133	1,808,786

LOSS FROM OPERATIONS	(1,280,862)	(2,247,034)	(66,133)	(66,133)	(2,771,958)
OTHER INCOME (EXPENSE)
Interest expense - related party	(82,079)	(282,849)	—	—	(394,208)
Interest expense - related to note payable	(186)	(279)	—	—	(279)
Other income, net	59,945	118,895	—	—	142,972
TOTAL OTHER EXPENSE	(22,320)	(164,233)	—	—	(251,515)

LOSS BEFORE INCOME TAXES	(1,303,182)	(2,411,267)	(66,133)	(66,133)	(3,023,473)
INCOME TAXES	314	976	—	—	1,296
NET LOSS	$(1,303,496)	$(2,412,243)	$(66,133)	$(66,133)	$(3,024,769)

Weighted average number of common shares outstanding – basic and diluted	19,255,714	19,254,975	100	100
Basic and diluted net loss per share	$(0.07)	$(0.13)	$(661.33)	$(661.33)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cullen Agricultural Holding Corp. and Subsidiaries
(a development stage company)
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(unaudited)
For the Period From June 3, 2009 (inception) through September 30, 2010

				Deficit accumulated
	Common Stock		Additional	during the
	Shares	Amount	Paid-in Capital	development stage	Total

BALANCE - Beginning June 3, 2009 (inception)	—	$—	$—	$—	$—

Issuance of stock to initial stockholder – 100 shares at
$0.0001 per share	100	—	100	—	100

Issuance of stock due to Merger – 19,247,211 shares at
$0.0001 per share on October 22, 2009	19,247,211	1,925	6,061,820	—	6,063,745

Net loss for the period from June 3, 2009 (inception)
through December 31, 2009	—	—	—	(612,526)	(612,526)

BALANCE - December 31, 2009	19,247,311	1,925	6,061,920	(612,526)	5,451,319

Issuance of stock at $5.95 per share	8,403	1	49,999	—	50,000

Net loss for the nine months ended September 30, 2010	—	—	—	(2,412,243)	(2,412,243)

BALANCE - Spetember 30, 2010	19,255,714	$1,926	$6,111,919	$(3,024,769)	$3,089,076

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cullen Agricultural Holding Corp. and Subsidiaries
(a development stage company)
Condensed Consolidated Statements of Cash Flows
(unaudited)
		For the period	For the period
	For the nine	from June 3,	from June 3,
	months ended	2009 (inception)	2009 (inception)
	September 30,	to September 30,	to September 30,
	2010	2009	2010

Cash Flows from Operating Activities
Net loss	(2,412,243)	(66,133)	(3,024,769)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of property and equipment	48,108	-	48,108
Depreciation and amortization	45,839	-	48,478
Impairment loss on property, plant and equipment	963,172	-	963,172
Changes in operating assets and liabilities:
Rent receivable	7,461	-	-
Cattle held for sale	(269,467)	-	(269,467)
Inventory	(86,200)	-	(86,200)
Prepaid expenses and other current assets	65,638	(2,000)	(20,445)
Refundable taxes	1,349,655	-	1,349,655
Accrued expenses	(643)	11,767	465,915
Deferred income	51,008	-	51,008
TOTAL ADJUSTMENTS	2,174,571	9,767	2,550,224
NET CASH USED IN OPERATING ACTIVITIES	(237,672)	(56,366)	(474,545)

Cash Flows from Investing Activities
Purchases of property and equipment	(240,990)	(3,327)	(802,759)
Proceeds from sale of property and equipment	1,520,028	-	1,520,028
NET CASH PROVIDED BY INVESTING ACTIVITIES	1,279,038	(3,327)	717,269

Cash Flows from Financing Activities
Repayment of mortgage payable to related party	(2,105,616)	-	(3,091,959)
Advances (to) from affiliates	(204,623)	63,307	246,140
Repayments from (to) affiliates	32,857	-	(398,472)
Cash acquired in reverse merger	-	-	3,057,755
NET CASH USED IN FINANCING ACTIVITIES	(2,277,382)	63,307	(186,536)
NET (DECREASE) INCREASE IN CASH	(1,236,016)	3,614	56,188

CASH - Beginning	1,292,204	-	-
CASH - Ending	56,188	3,614	56,188

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	44,384	-	58,041
Taxes	1,300	-	1,300
Non-cash investing and financing activities:
Acquisition of property, plant and equipment through issuance of debt	40,120	518,879	558,999
Issuance of common stock to settle accrued expenses	50,000	-	50,000
Conversion of interest payable into mortgage payable to related party	176,709	-	176,709
On October 22, 2009, the Company completed its reverse merger and recapitalization by acquiring certain assets and assuming certain liabilities:
Tax refund receivable	-	-	1,349,969
Land and land improvements	-	-	8,560,482
Loan payable	-	-	(6,853,918)
Accrued expenses	-	-	(41,822)
Due to affiliates	-	-	(8,621)
Additional paid-in capital	-	-	-
Issuance of stocks	-	-	(1,925)
Net non-cash recapitalization	-	-	(3,004,165)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES
(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

Note 1.   Interim Financial Information, Organization, Business Operations, Significant Accounting Policies and Going Concern Consideration

Basis of Presentation

Cullen Agricultural Holding Corp’s (the “Company”, “we”, “us” or “our”) accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. In addition, the December 31, 2009 balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.

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

Organization and Nature of Operations

The Company was incorporated in Delaware on August 27, 2009.  We were formed as a wholly-owned subsidiary of Triplecrown Acquisition Corp. (“Triplecrown”), a blank check company.  CAT Merger Sub, Inc. (“Merger Sub”), a Georgia corporation, was incorporated as our wholly-owned subsidiary on August 31, 2009.  We were formed in order to allow Triplecrown to complete a business combination (the “Merger”) with Cullen Agricultural Technologies, Inc. (“Cullen Agritech”), as contemplated by the Agreement and Plan of Reorganization (the “Merger Agreement”), dated as of September 4, 2009, as amended, among Triplecrown, the Company, Merger Sub, Cullen Agritech and Cullen Inc. Holdings Ltd. (“Cullen Holdings”).  Cullen Agritech was formed on June 3, 2009.  Cullen Agritech’s primary operations are conducted through Natural Dairy Inc. (“Natural Dairy”), a wholly owned subsidiary of Cullen Agritech.  Cullen Holdings is an entity controlled by Eric J. Watson, our Chief Executive Officer, Secretary, Chairman of the Board and Treasurer and, prior to the Merger, was the holder of all of the outstanding common stock of Cullen Agritech.

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
(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

Note 1.   Interim Financial Information, Organization, Business Operations, Significant Accounting Policies and Going Concern Consideration, continued

The Company has been in the process of attempting to obtain land development financing backed by the property it owns and operates to support its working capital needs and implement its business plan. However, due to the recent performance of similar types of farming operations in the region, as well as the general economic downturn, financial institutions have been unwilling to provide such financing. As a result, the Company has been unable to obtain the necessary funding to support the implementation of its business plan at this time. Accordingly, the Company is in the process of exploring all financing and strategic alternatives available to it, including the possibility of disposing of or leasing additional portions of its land in order to continue to support its working capital needs and to retire certain of its outstanding debt to reduce its interest obligations. The Company has sold portions of its unused land (See Note 4 to the Company’s condensed consolidated financial statements), reduced salaries paid to its employees and curtailed operations in order to raise capital and reduce operating expenses.  The Company will also explore alternative opportunities available to it outside the agricultural space and its current business plan in an effort to maximize shareholder value.  There is no assurance, however, that the Company will be successful in such efforts. If the Company is unable to secure additional financing or find another alternative, the Company will not have sufficient capital to implement its business plan and may be forced to suspend all operations until such time as capital or another alternative is available to it.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cullen Agritech, including its wholly owned subsidiary, Natural Dairy. All intercompany accounts and transactions have been eliminated in consolidation.

Going Concern Consideration

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company is a development stage company and has incurred a net loss of $3,024,769 for the period from June 3, 2009 (inception) through September 30, 2010, and has $56,188 of cash as of September 30, 2010. Additionally, upon the consummation of the Merger, the Company issued to Cullen Holdings a promissory note in the amount of $6,853,918, representing part of the purchase price of a certain piece of land to be used by the Company following the Closing (see Note 3 to the Company’s condensed consolidated financial statements). This amount was to be repaid to Cullen Holdings at the consummation of the Merger but sufficient funds were not available.   On March 30, 2010, the Company issued a new note in replacement of the original note which was past due. The new promissory note is in the amount of $5,066,985 and accrues interest at 8% per annum and is due on January 20, 2011. At September 30 2010, the amount outstanding of the note was $3,938,668.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES
(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

Note 1.   Interim Financial Information, Organization, Business Operations, Significant Accounting Policies and Going Concern Consideration, continued

To date, we have not generated any revenue and will not do so until we have sufficient funds to implement our business plan. We have been in the process of attempting to obtain land development financing backed by the property we own and operate to support our working capital needs and implement our business plan.  However, due to the recent performance of similar types of farming operations in the SE United States, as well as the general economic downturn, financial institutions have been unwilling to provide such financing.  As a result, the Company has been unable to obtain the necessary funding to support the implementation of its business plan at this time. In order to continue to support its working capital needs and retire certain of its outstanding debt, during October 2010, the Company completed the sale of 1,354 acres with unrelated parties, which represented 45% of the land it owned at September 30, 2010. In October 2010, the Company also granted an unrelated party the right to purchase approximately 500 acres by September 1, 2011. The Company continues to explore the disposition of the remaining 1,146 acres it owns which is not under contract. However, there is no assurance that the Company will be successful in such efforts. The Company has also reduced salaries paid to its employees and curtailed operations in order to raise capital and reduce operating expenses.

Additionally, the Company is in the process of exploring all financing and strategic alternatives available to it, including those outside the agricultural space and its current business plan in an effort to maximize shareholder value.  There is no assurance, however, that the Company will be successful in any of such efforts.  If the Company is unable to secure additional financing or find another alternative, the Company will not have sufficient capital to implement its business plan and may be forced to suspend all operations until such time as capital or another alternative is available to it.  Until such time where the Company can dispose of the remaining land it currently owns or raise adequate financing to deploy its pasture based dairy and beef business plan, it has begun to utilize its pasture and general farming expertise to conduct various farming activities on the property. These activities include, but are not limited to, the growing of pasture to raise calves, the growing of corn for use as feed and sale to third parties and the grazing of beef cattle on pasture.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary if it is unable to continue as a going concern.

Inventory

Inventory consists of feed inventory and investment in crops that are stated at lower of cost or market.  The Company capitalizes all direct and indirect costs until growing crops are harvested.  Harvested crops are reclassified to feed inventory until such crops are sold or used.  The related inventoried costs are recognized as cost of sale to provide an appropriate matching of expenses with the related revenue earned when the crops are sold.  Crops used to develop the Company’s animals are capitalized as part of the carrying value of such animal and are recognized as cost of sale when the animals are sold.  Feed inventory and investment in crops amounted to $70,492 and $15,708, respectively, as of September 30, 2010.

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

Loss Per Share

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, “Earnings Per Share” (“ASC 260”). In accordance with ASC 260, earnings per common share amounts (“Basic EPS”) are computed by dividing earnings by the weighted average number of common shares outstanding for the period. Earnings per common share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive options, warrants, and other potential common stock outstanding during the period. ASC 260 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. The effect of the Merger has been given retroactive application in the EPS calculation. At September 30, 2010, there were 74,000,000 warrants outstanding that were not included in the calculation of basic and diluted EPS because the effects of these securities would have been anti-dilutive.

Basic earnings per share is calculated using the average number of common shares outstanding and diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding warrants using the “treasury stock method.”

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, "Income Taxes" ("ASC 740"). ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax basis of the Company's assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management's opinion, adequate provisions for income taxes have been made. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. The Company has identified its federal tax return and its state tax return in Georgia as "major" tax jurisdictions. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's consolidated financial statements. Since the Company was incorporated on June 3, 2009, the evaluation was performed for the 2009 tax year - the only period subject to examination. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES
(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

Note 1.   Interim Financial Information, Organization, Business Operations, Significant Accounting Policies and Going Concern Consideration, continued

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.  There were no amounts accrued for penalties and interest as of or during the three and nine months ended September 30, 2010 and the period from June 3, 2009 (inception) through September 30, 2010.  The Company does not expect its uncertain tax position to change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

Note 2 – Property, Plant and Equipment

At September 30, 2010 and December 31, 2009, property, plant and equipment consisted of the following:

	September 30, 2010	December 31, 2009

Land	$6,152,038	$8,445,606
Buildings	164,032	185,375
Machinery and equipment	115,140	6,170
Website	3,328	3,328
Land improvements	$434,814	$481,772
	6,869,352	9,122,251

Less: Accumulated depreciation and amortization	45,777	2,639

Property, plant and equipment, net	6,823,575	$9,119,612

Depreciation and amortization expense for the period from June 3, 2009 (inception) through September 30, 2010 was $48,478. For three and nine months ended September 30, 2010 depreciation and amortization expense was $21,160 and $45,839, respectively.

The Company accounts for its long-lived assets in accordance with FASB ASC 360, “Plant, Property and Equipment,” for purposes of determining and measuring impairment of its long-lived assets other than goodwill. The Company’s policy is to review the value assigned to its long lived assets to determine if they have been permanently impaired by adverse conditions which may affect the Company whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If the Company identifies a permanent impairment such that the carrying amount of the Company’s long lived assets is not recoverable using the sum of an undiscounted cash flow projection, the impaired asset is adjusted to its estimated fair value, based on an estimate of future discounted cash flows which becomes the new cost basis for the impaired asset.  Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates.

As of September 30, 2010, the Company assessed the recoverability of the carrying value of its property, plant and equipment.  The assessment resulted in an impairment charge of $963,172 for the three and nine months ended September 30, 2010. This charge reflects the amounts by which the carrying values of these assets exceed their estimated fair values determined using estimated future discounted cash flows.

Note 3.	Mortgage Payable – Related Party

In connection with the Merger, Triplecrown and Natural Dairy entered into a contract to purchase a certain piece of land to be used by us following consummation of the Merger. The total purchase price of the land was $8,662,500. Triplecrown paid an initial deposit of $866,250 on the land. On August 10, 2009, Triplecrown, Natural Dairy and the seller of the land extended the closing date for the land purchase and Triplecrown paid an additional deposit on the land of $833,750, interest of $48,070 and a leasing fee to use the land of $3,518 for a total additional deposit of $885,338.  Natural Dairy closed on this contract and purchased the land on October 16, 2009.  The balance of the purchase price for such land was paid by Natural Dairy, which such funds were advanced to it by Cullen Holdings.  Upon the Closing, we issued to Cullen Holdings a promissory note in the amount of $6,853,918, representing the part of the purchase price that was advanced by Cullen Holdings. This amount was to be repaid to Cullen Holdings at the Closing but sufficient funds were not available.  On March 30, 2010, the Company issued a new note in replacement of the original note which was past due. The new promissory note is in the amount of $5,066,985 and accrues interest at 8% per annum and is due on January 20, 2011. In consideration of this extension, the Company granted to Cullen Holdings a mortgage on the land that is the subject of the promissory note. At September 30, 2010 and December 31, 2009 mortgage payable to a related party consisted of $3,938,668 and $5,867,575, respectively.

Note 4.	Other Income

During January 2010, the Company signed an Agreement with Battle Lumber Co., Inc. for the sale and removal of merchantable timber located on part of our property. During the three and nine months ended September 30, 2010, Battle Lumber Co. removed a portion of the timber and the Company recorded income of $0 and $79,961, respectively. The Company concluded the removal of timber during June 2010.

In January 2010, the Company entered into an agreement to sell 340 non irrigated acres of our property. The sale of the parcel of land closed on February 6, 2010 for an aggregate sales price of $613,170 or approximately $1,800 per acre. The sale price per acre of the 340 acres sold was lower than the average price per acre at which the 3,600 acres we previously owned were purchased. This is due to the fact that the 340 acres sold were non irrigated, while the 3,600 acres that were originally purchased were a mixture of irrigated and non irrigated acres. The Company estimates the original purchase price for this land to be $594,794 and has recorded a gain from the sale of this property of $6,321 which is included in other income, net during the nine months ended September 30, 2010.

In June 2010, the Company entered into an agreement to sell 240 acres of land, of which 200 acres were irrigated and 40 acres were non irrigated. The sale of the parcel of land closed on June 25, 2010 for an aggregate sales price of $776,688 or approximately $3,236 per acre. The sale price per acre was higher than the average price per acre at which the 3,600 acres we previously owned were originally purchased. This is due to the fact that the 240 acres sold were mostly irrigated, while the 3,600 acres that were originally purchased were a mixture of irrigated and non irrigated acres. The Company estimates the original purchase price for this land to be $807,239 and has recorded a loss from the sale of this property of $53,489 which is included in other income, net during the nine months ended September 30, 2010.

In September 2010, the Company entered into an agreement to sell 95 acres of non irrigated land. The sale of the parcel of land closed on September 23, 2010 for an aggregate sales price of $170,244, or approximately $1,800 per acre. The sale price per acre was higher than the average price per acre at which the 3,600 acres we previously owned were originally purchased. This is due to the fact that the 95 acres sold were non irrigated, while the 3,600 acres that were originally purchased were a mixture of irrigated and non irrigated acres. The Company estimates the original purchase price for this land to be $ 165,192 and has recorded a loss from the sale of this property of $3,641 which is included in other income, net during the three and nine months ended September 30, 2010.

For the three and nine months ended September 30, 2010, the Company recognized a gain on sale of equipment totaling $2,701.

During the three months ended September 30, 2010, the Company sold a large portion of the corn it produced to Hart Acquisitions, LLC (“Hart”), an affiliate of Dr. Richard Hart Watson, a member of the Company’s Board of Directors, for approximately $143,000. The cost to produce that corn was approximately $115,000.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES
(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

Note 5.	Stock Transactions

On January 25, 2010, the Company issued 8,403 shares of Common Stock to Ladenburg Thalmann & Co. Inc. as compensation for services performed related to the Merger.

Note 6.	Related Parties

During the three and nine months ended September 30, 2010, Hart incurred costs related to the operations of Cullen Agritech and Natural Dairy of a combined total of $39,584 and $105,068, respectively.  These costs consisted of property related expenses $2,996 and $31,688, respectively and employee related expenses of $36,588 and $73,380, respectively. During the three and nine months ended September 30, 2010, the Company incurred costs related to the operations of Hart of $185,027 and $223,409, respectively.  During the three and nine months ended September 30, 2010, these costs consisted of $185,027 and $204,909 of property related expenses and $0 and $18,500 of lease related expense (See Note 7 – Commitments and Contingencies for additional related party transactions). During the three months ended September 30, 2010, $4,126 has been repaid to Hart, leaving $145,443 due from Hart at September 30, 2010. Additionally, at September 30, 2010 the Company had $1,732 of other amounts it owed to other affiliates.

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

Litigation

The Company is not party to any litigation.  However, on December 9, 2009, a second amended class action complaint, styled Goodman v. Watson, et al., was filed in the Court of Chancery of the State of Delaware against the former directors of Triplecrown.  The complaint alleges that the defendants breached their fiduciary duties and their duty of disclosure in connection with the Merger.  The plaintiff seeks, as alternative remedies, damages in the amount of approximately $9.74 per share, to have Triplecrown’s trust account restored and distributed pro rata to members of the putative class, a quasi-appraisal remedy for members of the putative class, and an opportunity for members of the putative class to exercise conversion rights in connection with the Merger.  The defendants filed an answer on December 23, 2009. The former directors intend to defend this action vigorously but can provide no assurance as to the manner or timing of its resolution. Adjustments, if any, that might result from the resolution of this matter have not been reflected in the condensed consolidated financial statements.

Leases

On June 1, 2010, the Company entered into an agreement with an unrelated third party for the lease of 753 acres of the Company’s property, from June 1, 2010 through December 31, 2010. This area of land consists of 500 irrigated acres and 253 non irrigated acres. The agreement calls for the unrelated third party to pay, in advance, $175 per acre of irrigated land and $50 per acre of non irrigated land. The Company received $100,150 for the lease of this land during June 2010. During the three and nine months ended September 30, 2010, the Company recorded $43,055 and $57,095 as rental income. At September 30, 2010, there was $43,055 recorded as deferred income related to this lease.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES
(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

Note 7.	Commitments and Contingencies, continued

On June 1, 2010, the Company entered into an agreement with Hart for the lease of 120 acres of the Company’s property, from June 1, 2010 through December 31, 2010. This area of land consists of 100 irrigated acres and 20 non irrigated acres. The agreement calls for Hart to pay, in advance, $175 per acre of irrigated land and $50 per acre of non irrigated land. The Company has received $18,500 for the lease of this land during June 2010. During the three and nine months ended September 30, 2010, the Company recorded $7,953 and $10,547 as rental income. At September 30, 2010, there was $7,953 recorded as deferred income related to this lease.

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

Effective January 2010, the Company entered into a one year employment agreement with Dr. Todd White, pursuant to which he receives a base salary of $90,000 and is entitled to receive a bonus of between 15% to 30% of the base salary subject to the sole discretion of the board of directors. As of June 18, 2010, the Company notified Dr. White of the termination of his employment agreement as provided for in the agreement. Dr. White is no longer an employee of the Company.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES
(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM
FINANCIAL STATEMENTS

Note 7.	Commitments and Contingencies, continued

Beef Grazing Agreement

On August 2, 2010, the Company entered into a Beef Grazing Agreement (“Grazing Agreement”) with FPL Foods LLC (“FPL”) pursuant to which the Company will graze at least 750 of FPL’s cattle on land leased by the Company from August 1, 2010 through January 15, 2011.  The Company will graze FPL’s cattle and be compensated based on weight gain at the end of the grazing period. FPL is obligated to deliver at least 750 cattle to the Company by October 1, 2010.  As of September 30, 2010 FPL has delivered approximately 1,400 cattle to the Company.

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

Note 8.	Subsequent Events

On September 28, 2010, the Company entered into a Sales Contract with Benny Mims pursuant to which the Company agreed to sell to the buyer approximately 500 acres of land for approximately $1.6 million, which approximates the carry value of the land as of September 30, 2010.  The sale closed on October 28, 2010.

On October 15, 2010, the Company entered into a Sales Contract with Landee Acres, LLC (“Landee”) pursuant to which the Company would sell to Landee approximately 700 acres of land for an aggregate of $1.45 million, which approximates the carry value of the land as of September 30, 2010. This sale of 700 acres closed on October 26, 2010. The Sales Contract also provided for the Company to grant Landee an option to purchase an additional approximate 500 acres of land for approximately $1.49 million, which approximates the carry value of the land as of September 30, 2010, which option must be exercised and such sale must occur by September 1, 2011; provided however that if the option is exercised and the sale is consummated on or before March 31, 2011, the purchase price for this land would be reduced by $50,000.

On October 22, 2010, the Company entered into a sales contract with Don and Alisa Burke pursuant to which the Company would sell to the buyer approximately 154 acres of land for approximately $289,000, which approximates the carry value of the land as of September 30, 2010.  This sale closed on October 27, 2010.

Cullen Holdings held a mortgage on the 1,354 acres of land sold during October 2010 and released the Company from such mortgage in order for the Company to consummate the sales. The Company used approximately $3.1 million of the proceeds from the sales of the land to repay remaining amounts outstanding under the existing promissory note held by Cullen Holdings. As of October 31, 2010, the outstanding amount under the note was currently approximately $600,000.

In October 2010, the Company issued 300,000 shares of Common Stock for an aggregate purchase price of $600,000 (or $2.00 per share) to an investor in a private placement.

The Company evaluates events that occurred after the balance sheet date but before the condensed consolidated unaudited financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non recognized subsequent events, except as noted above, that would have required adjustment or disclosure in the condensed consolidated unaudited financial statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have been in the process of attempting to obtain land development financing backed by the property we own and operates to support our working capital needs and implement our business plan.  However, due to the recent performance of similar types of farming operations in the Southeastern United States, as well as the general economic downturn, financial institutions have been unwilling to provide such financing.  As a result, we have been unable to obtain the necessary funding to support the implementation of our business plan at this time. In order to continue to support our working capital needs and retire certain of our outstanding debt, during September 2010, we entered into contracts with unrelated parties for the sale of approximately 1,800 acres or approximately 58% of the land we owned at the time. During the three months ended September 30, 2010, we had sold 95 acres associated with those contracts. During October 2010, we completed the sale of an additional 1,354 acres with unrelated parties, which represented 45% of the land we owned at September 30, 2010, not including the effect of an option we granted a buyer for the sale of 500 acres.  We continue to explore the disposition of the remaining property we own; however, there is no assurance that we will be successful in such efforts.  Until such time where the Company can dispose of the remaining land it currently owns or raise adequate financing to deploy its pasture based dairy and beef business plan, it has begun to utilize its pasture and general farming expertise to conduct various farming activities on the property. These activities include, but are not limited to, the growing of pasture to raise calves, the growing of corn for use as feed and sale to third parties and the grazing of beef cattle on pasture.

Grass-fed beef has been proven to be better for your health, better for the environment and promotes improved animal ethics.  As a result, there is a rapidly growing market for grass-fed beef products in the United States, which at the retail levels can sell for a 50-100% premium over grain-fed beef.  We believe the existing supply-chain infrastructure will provide us with immediate access to sell into the grass-fed market. As a medium-term strategy, to fully capture the retail value, the Company intends to develop a premium, grass-fed beef brand.

Results of Operations

For nine months ended September 30, 2010, we had a net loss of $2,412,243. We did not generate any revenues during this period and we are development stage company. Our expenses of $2,247,034 for nine months ended September 30, 2010 consisted primarily of land impairment losses, legal, accounting and consulting fees, payroll and employee related expenses, and other general corporate and administrative expenses of $963,172, $294,879, $180,145, $542,471, and $266,367, respectively.

For three and nine months ended September 30, 2009, we had a net loss of $66,133. Our expenses of $66,133 for three and nine months ended September 30, 2009 consisted primarily of legal, payroll and employee related expenses, and other general corporate and administrative expenses of $22,553, $36,493, and $7,087, respectively.

For three months ended September 30, 2010 and for the period from June 3, 2009 (inception) through September 30, 2010, we had a net loss of $1,303,496 and $3,024,769 respectively. We did not generate any revenues during these periods and we are development stage company. Our expenses of $1,280,862 for three months ended September 30, 2010 consisted primarily of land impairment losses, legal, accounting and consulting fees, payroll and employee related expenses, and other general corporate and administrative expenses of $963,172, $49,305, $35,794, $134,293, and $98,298, respectively. For the period from June 3, 2009 (inception) through September 30, 2010, the Company’s expenses of $2,771,958, consisted primarily of land impairment losses, legal, accounting and consulting fees, payroll and employee related expenses, and other general corporate and administrative expenses of $963,172, $488,706, $317,584, $672,323 and $330,173, respectively. Prior to October 22, 2009, we and our wholly-owned subsidiary were “shell companies” and conducted no business operations and did not own or lease any real estate or other property.

Additionally, upon the Merger, we issued to Cullen Holdings a promissory note in the amount of $6,853,918, representing part of the purchase price of a certain piece of land to be used by us following the Closing (see Note 3 to the condensed consolidated financial statements). This amount was to be repaid to Cullen Holdings at Closing but sufficient funds were not available. On March 30, 2010, the parties amended the terms of the promissory note to extend the maturity date to January 20, 2011. The new promissory note in the amount of $5,066,985 accrues interest at the rate of 8% per annum. For the three months ended September 30, 2010 and for the period from June 3, 2009 (inception) through September 30, 2010, we had interest expense of $82,079 and $394,208, respectively, related to this note. For the nine months ended September 30, 2010, we had interest expense of $282,849, related to this note.

For the three months ended September 30, 2010, we had other income, net of $59,945 related to lease income, interest income, the sale of corn and hay and loss from the sale of land and a $314 provision for income tax. For the nine months ended September 30, 2010, we had other income, net of $118,895 related to lease income, interest income, rental of property, the sale of corn, hay and timber and gain from the sale of land and a $976 provision for income tax. For the period from June 3, 2009 (inception) through September 30, 2010, we had other income, net related to lease income, interest income, rental of property, the sale of corn, hay and timber and gain from the sale of land of $142,972 and a $1,296 provision for income tax.

Financial Condition and Liquidity

We were formed as a wholly owned subsidiary of Triplecrown. From our inception in June 3, 2009 until the completion of the Merger on October 22, 2009, our activities were limited to its organization, the preparation and filing with the SEC of a Registration Statement on Form S-4 and other matters related to the Merger. Since October 22, 2009, our activities have been primarily focused on raising capital to fund its business plan. As of September 30, 2010, we had $56,188 of available cash and during the period from June 3, 2009 (inception) through September 30, 2010, did not have any sources of revenue, other than lease, interest, corn sales, hay sales and timber sale income. We had a net loss of $3,024,769 for the period from June 3, 2009 (inception) through September 30, 2010. As of September 30, 2010, we had working capital deficiency of $3,703,984.

Upon the consummation of the Merger, we issued to Cullen Holdings a promissory note in the amount of $6,853,918, representing part of the purchase price of the land to be used by us following the Closing. The note was to be repaid as soon as practicable but no later than January 20, 2010 (90 days from the date of issuance). This amount was to be repaid to Cullen Holdings at Closing of the Merger but sufficient funds were not available. At September 30, 2010 and for the period from June 3, 2009 (inception) through September 30, 2010 we had repaid Cullen Holdings $150,000 and $3,150,000 of the note, respectively, consisting of $144,368 of principal and $5,632 of interest and $3,091,959 of principal and $58,041 of interest, respectively. On March 30, 2010, Cullen Holdings issued a new note in replacement of the original note which was past due. The new promissory note is in the amount of $5,066,985 and accrues interest at 8% per annum and is due on January 20, 2011. At September 30, 2010, the amount outstanding on the note was $3,938,668. In consideration of this extension, we granted to Cullen Holdings a mortgage on the land that is the subject of the promissory note. The note continues to accrue interest at the rate of 8% per annum.

In January 2010, we entered into an agreement to sell 340 non irrigated acres of our property. The sale of the parcel of land closed on February 6, 2010 for an aggregate sales price of $613,170 or approximately $1,800 per acre. The sale price per acre of the 340 acres sold was lower than the average price per acre at which the 3,600 acres we previously owned were purchased. This is due to the fact that the 340 acres sold were non irrigated, while the 3,600 acres that were originally purchased were a mixture of irrigated and non irrigated acres. We estimate the original purchase price for this land to be $594,794 and have booked a gain from the sale of this property of $6,321 as other income, net during the three and nine months ended September 30, 2010.

In June 2010, we entered into an agreement to sell 240 acres of land, of which 200 acres were irrigated and 40 acres were non irrigated. The sale of the parcel of land closed on June 25, 2010 for a sales purchase price of $776,688 or approximately $3,236 per acre. The sale price per acre sold was higher than the average price per acre at which the 3,600 acres we previously owned were originally purchased. This is due to the fact that the 240 acres sold were mostly irrigated, while the 3,600 acres that were originally purchased were a mixture of irrigated and non irrigated acres. We estimate the original purchase price for this land to be $807,239 and have booked a loss from the sale of this property of $53,489 as other expense during the three and nine months ended September 30, 2010.

In September 2010, we entered into an agreement to sell 95 acres of non irrigated land. The sale of the parcel of land closed on September 23, 2010 for an aggregate sales price of $170,244 or approximately $1,800 per acre. The sale price per acre was higher than the average price per acre at which the 3,600 acres we previously owned were originally purchased. This is due to the fact that the 95 acres sold were non irrigated, while the 3,600 acres that we originally purchased were a mixture of irrigated and non irrigated acres. We estimate the original purchase price for this land to be $165,192 and have recorded a loss from the sale of this property of $3,641 which is included in other income, net during the three and nine months ended September 30, 2010.

For the three and nine months ended September 30, 2010, the Company recognized a gain on sale of equipment totaling $2,701.

We have been attempting to obtain land development financing backed by the property we own and operate to support our working capital needs and implement our business plan.  However, due to the recent performance of similar types of farming operations in the region, as well as the general economic downturn, financial institutions have been unwilling to provide such financing.  As a result, we have been unable to obtain the necessary funding to support the implementation of our business plan at this time.  In order to continue to support its working capital needs or alternatively to retire certain of its outstanding debt, during September 2010, we entered into contracts with unrelated parties for the sale of approximately 1,800 acres or approximately 58% of the land we owned at the time. During the three months ended September 30, 2010 we had sold 95 acres associated with those contracts. During October 2010, we completed the sale of an additional 1,354 acres with unrelated parties, which represented 45% of the land we owned at September 30, 2010, not including the effect of the option for the sale of 500 acres.  We continue to explore the disposition of the remaining property we own; however, there is no assurance that we will be successful in such efforts. We have also reduced salaries paid to our employees and curtailed operations in order to raise capital and reduce operating expenses.  Additionally, we are in the process of exploring all financing and strategic alternatives available to us, including alternative opportunities available to us outside the agricultural space and our current business plan in an effort to maximize shareholder value.  There is no assurance, however, that we will be successful in any of such efforts.  If we are unable to attain further debt or equity financing on terms acceptable to us, our funds may not be sufficient to execute our business plan. These factors raise substantial doubt about our ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if it is unable to continue as a going concern.

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

On September 23, 2010, the Company entered into a sales contract with Landee Acres, LLC (“Landee”) pursuant to which the Company was to sell to the buyer approximately 1,200 acres of land for approximately $2.8 million.  The number of acres to be sold represented approximately 40% of the acres of land owned by the Company. The agreement was subject to a 14-day due diligence period for Landee to examine the land, during which time Landee could terminate the contract for any reason with no penalty. On October 8, 2010, the Company was notified that Landee was terminating the contract because it was unable to obtain the necessary financing to purchase the land. On October 15, 2010, the Company entered into a new Sales Contract with Landee pursuant to which the Company will sell to Landee approximately 700 acres of land for an aggregate of $1.45 million, which approximates the carry value of the land as of September 30, 2010. This sale of 700 acres closed on October 26, 2010. The Company also granted to Landee an option to purchase an additional approximate 500 acres of land for approximately $1.49 million, which approximates the carry value of the land as of September 30, 2010. This option must be exercised and such sale must occur by September 1, 2011; provided however that if the option is exercised and the sale is consummated on or before March 31, 2011, the purchase price for this land would be reduced by $50,000.

On September 28, 2010, the Company entered into a Sales Contract with Benny Mims pursuant to which the Company was to sell to the buyer approximately 500 acres of land for approximately $1.6 million which approximate the carry value of the land as of September 30, 2010.  This sale closed on October 28, 2010.

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

ITEM 4T.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports it files with the SEC is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure, and such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and treasurer (our principal executive and principal financial and accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010.

Based upon his evaluation, he concluded that the disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under The Exchange Act) were not effective because of the identification of a material weakness. The material weakness was the result of an error in the valuation of acquired plant, property and equipment and the incorrect conclusion reached on the assessment to determine the need of an impairment charge on the plant, property and equipment.

Remediation of the Material Weakness

The Company plans to implement procedures to remediate its material weakness. The Company intends to engage an outside valuation expert to assist with in determining whether the acquired plant, property and equipment are subject to impairment charges.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the current quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 7 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this report.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2009.

ITEM 5.	EXHIBITS

(a)	Exhibits:

10.1        Sales Contract with Landee Acres, LLC (incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (File No. 333-170165) filed on October 27, 2010)

10.2        Sales Contract with Benny Mims (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (File No. 333-170165) filed on October 27, 2010)

10.2        Sales Contract with Don and Alisa Burke (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (File No. 333-170165) filed on October 27, 2010)

31.1        Section 302 Certification by CEO and Treasurer

32           Section 906 Certification by CEO and Treasurer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CULLEN AGRICULTURAL HOLDING CORP.

Dated: November 11, 2010

/s/ Eric J. Watson
Eric J. Watson
Chairman of the Board, Chief Executive Officer, Secretary and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)