Form 10-K
period 2010-12-31
Cullen Agricultural Holding Corp
filed 2011-03-25
CIK 1471256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________to ______________

Commission File Number 000-53806

CULLEN AGRICULTURAL HOLDING
CORP.
(Exact Name of Issuer as Specified in Its Charter)

Delaware (State of Incorporation)	27-0863248 (Issuer I.R.S. Employer I.D. Number)

1431 N. Jones Plantation Road Millen, Georgia (Address of principal executive offices)	30442 (zip code)

(706) 621-6737
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Y es ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $8,623,915.

As of March 24, 2011, there were 19,630,714 shares of Common Stock, $.0001 par value per share, outstanding.

Documents incorporated by reference: None.

CULLEN AGRICULTURAL HOLDING CORP.
FORM 10-K

i

PART I

ITEM 1.	BUSINESS.

Introduction

Cullen Agricultural Holding Corp. (the “Company”) was incorporated in Delaware on August 27, 2009. References herein to “we,” “us” or “our” refer to the Company.

We are a development stage company. We conduct our operations through our wholly-owned subsidiary, Cullen Agricultural Technologies Inc. (“Cullen Agritech”). Cullen Agritech conducts its operations primarily through its wholly-owned subsidiary, Natural Dairy Inc. (“Natural Dairy”). To date, we have not generated any revenue and will not do so until we have sufficient funds to implement our business plan described below. Since October 22, 2009, our activities have been primarily focused on raising capital to fund our business plan and the sale of land to meet our working capital requirements and repay our outstanding debt.

Corporate History

We were formed as a wholly-owned subsidiary of Triplecrown Acquisition Corp. (“Triplecrown”), a blank check company. CAT Merger Sub, Inc. (“Merger Sub”), a Georgia corporation, was incorporated as our wholly-owned subsidiary on August 31, 2009. We were formed in order to allow Triplecrown to complete a business combination (the “Merger”) with Cullen Agritech, as contemplated by the Agreement and Plan of Reorganization (the “Merger Agreement”), dated as of September 4, 2009, as amended, among us, Triplecrown, Merger Sub, Cullen Agritech and Cullen Inc. Holdings Ltd. (“Cullen Holdings”). Cullen Agritech was formed on June 3, 2009. Cullen Agritech’s primary operations are conducted through Natural Dairy. Cullen Holdings is an affiliated entity controlled by Eric J. Watson, our Chief Executive Officer, Secretary, Chairman of the Board and Treasurer and, prior to the Merger, was the holder of all of the outstanding common stock of Cullen Agritech.

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

Our principal focus is to use our intellectual property in forage and animal sciences to improve agricultural yields. The Company was formed to develop, adapt and implement grazing-based farming systems in regions of the world where the geophysical and climatic conditions are suitable for a pasture-based model. While the potential for the pasture or grazing model is significant in many of the world’s developed and developing economies, the systems are highly specific and require significant adaptation and modification to be successful. We have identified the global dairy industry as a primary opportunity in which our systems can be applied to improve yields on land and drive cost-base efficiencies. We believe that cost savings of up to 40-50% are achievable in the long term. Further, we believe the high cost structure, which is employed by over 95% of milk producers in the U.S. and supported by government subsidies, will help to maintain a floor to milk prices in the U.S. and provide us with long term margin protection. By having direct access to a domestic market, we believe our business plan provides a unique opportunity to invest directly into food production while limiting earnings volatility linked to foreign exchange exposure, typically associated with returns from commodity production in exporting countries, such as New Zealand. In addition, we believe the potential opportunity to vertically integrate, while maintaining control of the supply chain, provides a further opportunity to reduce volatility and maximize profitability.

We have been in the process of attempting to obtain land development financing backed by the property we own and operate to support our working capital needs and implement our business plan. However, due to the recent performance of similar types of farming operations in the region, as well as the general economic downturn, financial institutions have been unwilling to provide such financing. As a result, we have been unable to obtain the necessary funding to support the implementation of our business plan at this time. Accordingly, we are in the process of exploring all financing and strategic alternatives available to us, including the possibility of disposing of or leasing portions of our land in order to continue to support our working capital needs and retire certain of our outstanding debt to reduce our interest obligations. During 2010, we entered into contracts with unrelated third parties for the sale of approximately 2,000 acres or approximately 56% of the land we originally purchased. A third party is also obligated to purchase approximately 500 acres by September 1, 2011.

We continue to explore the disposition of the remaining 1,150 acres we own and not under contract to sell. We are currently in various stages of negotiations with potential buyers for some or all of our remaining land, although we have not finalized any agreements and have not accepted any offers that we have received at this time.  Accordingly, there is no assurance that we will be successful in disposing of any of our remaining land. Additionally, we have reduced salaries paid to our employees and curtailed operations in order to reduce operating expenses.  We will also look to explore alternative opportunities available to us unrelated to forage and animal sciences and farming systems which makes up our current business plan in an effort to maximize shareholder value.  To this end, we have had preliminary discussions with potential merger candidates wishing to become publicly traded.  However, such discussions are only preliminary and no formal terms have been discussed or agreed to.  There is no assurance that we will be successful in such efforts. If we are unable to secure additional financing or find another alternative, we will not have sufficient capital to implement our business plan and may be forced to suspend all operations until such time as capital or another alternative is available to us.

Until such time where we can dispose of the remaining land we currently own or raise adequate financing to deploy our pasture based dairy and beef business plan, we have leased and performed various farming activities on the land. We are also considering utilizing a portion of the land for the production of pasture-finished beef products. Grass-fed beef has been proven to be better for your health, better for the environment and promotes improved animal ethics. As a result, there is a rapidly growing market for grass-fed beef products in the U.S., which at the retail levels can sell for a 50-100% premium over grain-fed beef. We believe the existing supply-chain infrastructure would provide us with immediate access to sell into the grass-fed market.

Business Plan Upon Funding

Natural Dairy intends to utilize the farmland to produce Class I raw milk for the liquid market in the Eastern Seaboard and it will strive to produce milk that is of the highest quality in conformation with food safety standards. Natural Dairy intends to use a majority of crossbred cows that have a higher milk solid content (butter fat, protein and lactose) than U.S. Holsteins which we believe will consistently produce milk which will exceed the 3.5% butter fat standard for Class I milk. Natural Dairy will not use the Bovine Growth Hormone to produce its milk. Natural Dairy milk should receive Class I (fluid) milk grading and pricing with its high butter fat content, low somatic cell and bacteria counts. As a result of its milk production operations, Natural Dairy will also be generating revenue from the sale of livestock. This could take various forms, including, but not limited to the sale of surplus livestock as well as the sale of livestock that will be strategically culled as part of a herd management program. The Company is also considering utilizing a portion of the land for the production of pasture-finished beef products.

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

We plan to work with producers, industry leaders and governments to improve the economic and environmental sustainability of food animal production. This includes whole farm management plans and feasibility studies, feed production, storage and feeding strategies, genetic improvement and rearing of replacement stock and engineering waste management solutions.

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

Intellectual Property

Upon consummation of the Merger, we acquired the intellectual property that makes up our proprietary farming system. Our intellectual property includes all constituent components of the proprietary farming system (including forage growth and yields, animal genetics and milking systems) that has been developed by adapting established grazing science, processes, technology, and genetics to liquid milk production in the Southeastern United States.

Although we may seek to register this intellectual property at a later date, none of the intellectual property is currently registered. In the absence of registration, protection of the intellectual property will be afforded by the scientifically advanced nature of the information subsisting in the proprietary system. This complexity means our system could not be readily imitated or adopted by current or future market participants. We will seek to protect our intellectual property by using a combination of trademark, patent and trade secrets laws, licensing and nondisclosure agreements.

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

We have identified over 40,000 effective acres (farmable acres, typically 75-80% of the property) suitable for deployment of the pasture-based farming systems which may be acquired and developed as capital availability allows. These sites are primarily located in the State of Georgia and have access to an ample supply of high quality water. Engineers and other contractors have been identified to complete the conversion of land as well as manufacturing companies for the installation of sheds and milking systems. Livestock required to stock the potential farms is also being identified through multiple breeders. We currently own approximately 1,650 acres of farmland in the State of Georgia that we believe is suitable for the use of our proprietary farming system. We intend to begin utilizing this property once we have sufficient capital to acquire the necessary livestock and supplies for the farmland.  As additional capital becomes available to us, we will also begin to attempt to acquire more acreage and deploy our pasture-based farming system on such acreage.

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

Genetic selection pressure is also driven towards animals that have greater efficiency in the conversion of cellulosic plant (forage-based) diets into milk. Genetic improvement programs are planned to be further enhanced with the use of automated animal management systems with radio frequency ID tags that individually track animal performance, feeding, and health status, and allow animals to be selected on these criteria. The understanding of these genetic-selection criteria, which is a key component of the intellectual property, will enable rapid development of livestock lines that are ideally adapted to pasture based production in the Southeast US environment.

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

Testing of Cullen Agritech’s Farming System

During 2008 through 2010, our intellectual property was tested on several research farms which are not owned by us or our subsidiaries. This testing was led by Dr. Richard Watson, the Company’s Chief Scientific Officer and director. None of the testing procedures or results have been independently verified by a third party.

Forage Systems

The research farm conducted forage variety and species testing on both a ‘small plot’ and whole farm scale to determine key forage characteristics such as dry matter (yield) growth profiles by month, nutrient content (energy and crude protein), persistence under grazing and compatibility with other forage species. Species evaluated include C4 perennials such as Bermuda Grass (cynodon dactylon), several C4 annual species such as Millet and Sudangrass, C3 annual and perennial temperate grasses and legumes, as well as perennial herbs such as chicory. Monthly samples were collected from the replicated small plots to analyze dry matter growth (pounds of dry matter per acre per day), metabolizable energy, and crude protein. The ‘small plot’ trials are in a ‘replicated complete block design’ according to strict scientific rigor that is embedded within larger pastures on the research farm. These plot trials allow the simultaneous evaluation of many species and forage varieties in a common environment, across a range of key parameters. The larger whole paddock and farm systems trials were a phase 2 follow-on from the small plot work where the most promising candidates can be assessed on a larger scale.

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

Tested model through research farms developed by key Cullen Agritech personnel to provide cost advantages

Our proprietary farming system was developed and tested on research farms in Girard, Georgia. These farms were established to develop and test the proprietary grazing system that Natural Dairy plans to roll-out in the Southeastern United States. Although we do not own these research farms, we own all the intellectual property associated with the farming system developed on these farms. The first research farm began producing milk in March 2008. During 2008, it was used to refine and develop the farming system. This research was focused on the development of a pasture crop system that maximized the production and utilization of grown pastures. Breeding and calving season trials have been conducted to optimize the relationship between feed grown on farm and the feed demand of the herd. During 2009 and 2010, the farming system was refined and has achieved favorable production cost results, proving the efficiency of the system.

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

The chart below depicts the cost structures of various dairy farm operating models. The New Zealand pasture-based grazing model has generally operated at $8.00-$10.00 per cwt cost levels. Given the research and development completed to date, Natural Dairy’s management believes that a cost structure as low as $10.00 per cwt is achievable in the long term. In comparison, the traditional United States confinement based model operated at an average of $17.61 per cwt during 2008 and 2009 ($18.51 per cwt for the US Southern Seaboard region).

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

Efficient production per cow

We intend to utilize pasture production systems that optimize seasonal qualitative attributes of the pasture to best match the energy demands of its herds. Under these systems, the cow is provided sufficient nutrients to meet her needs for body maintenance and milk production. We intend to employ energy balances (the difference between the energy gained from feed intake and the energy expenditure associated with different physiological functions such as maintenance, milk production, pregnancy, and growth) to ensure that the cows are fed enough pasture to achieve the highest possible production targets in the most cost effective manner. Management believes this level of feed management sets us apart from other grazing operations in the U.S.

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

Reduced labor costs

We intend to utilize milking systems which are custom made to maximize efficiency and minimize labor costs. This technology, combined with a unique and efficient farm design and management strategy, results in reduced labor costs, further reducing the cost of production under the system that we intend to utilize.

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

Employees

Currently, we have one executive officer and one employee. We have never experienced a strike or similar work stoppage.

ITEM 1A.	RISK FACTORS

Risks Related to Cullen Agritech’s Business

Cullen Agritech has a limited operating history and may not be able to successfully operate its business or generate sufficient revenue to make or sustain distributions to its stockholders.

We were incorporated in August 2009 in order to consummate the Merger and acquire Cullen Agritech. Cullen Agritech was incorporated in June 2009, is a development stage company and has only a limited operating history. We cannot assure you that we will be able to operate our business successfully or implement our policies and strategies as described in this annual report.

We do not have sufficient funds to implement our business plan.

The implementation of our business plan relies on our ability to purchase land, livestock and other material assets. In connection the Merger, we purchased a piece of land and intended to purchase additional land thereafter in order to implement our business plan.  However, we do not currently have sufficient funds available to implement our business plan as originally anticipated. We have been in the process of attempting to obtain land development financing secured by the property we own and operate to support our working capital needs and implement our business plan.  However, due to the recent performance of farming operations in the region, as well as the general economic downturn, financial institutions have been unwilling to provide such financing.  Accordingly, we have sold portions of our unused land, reduced salaries paid to our employees and curtailed operations in order to raise capital and reduce operating expenses.  Additionally, we are in the process of exploring all financing and strategic alternatives available to us, including the possibility of disposing of or leasing additional portions of our land in order to continue to support our working capital needs or alternatively to retire certain of our outstanding debt to reduce our interest obligations.  We will also look to explore alternative opportunities available to us unrelated to forage and animal sciences and farming systems which makes up our current business plan in an effort to maximize shareholder value.  There is no assurance, however, that we will be successful in such efforts.  If we are unable to secure additional financing or find another strategic alternative, we will not have sufficient capital to implement our business plan and may be forced to suspend all operations until such time as capital or another strategic alternative is available to us.

The land we currently own is subject to a mortgage.

We own approximately 1,650 acres of farmland in the State of Georgia. Such land is the subject of a mortgage granted to Cullen Holdings securing our obligations owed to it pursuant to a promissory note that is due on January 20, 2012. If we fail to repay this promissory note when due, Cullen Holdings may foreclose on the land and take possession of it. We cannot assure you that we will have sufficient capital to repay the note or our other obligations when they come due. If we are unable to pay our obligations as they come due, it could have a material adverse effect on our operations.

Certain of our directors are subject to litigation that may have a negative effect on our financial condition and business operations.

On December 9, 2009, a second amended class action complaint, styled Goodman v. Watson, et al., was filed in the Court of Chancery of the State of Delaware against the former directors of Triplecrown (several of whom are current directors of our company).  The complaint alleges that the defendants breached their fiduciary duties and their duty of disclosure in connection with the Merger.  The plaintiff seeks, as alternative remedies, damages in the amount of approximately $9.74 per share, to have Triplecrown’s trust account restored and distributed pro rata to members of the putative class, a quasi-appraisal remedy for members of the putative class, and an opportunity for members of the putative class to exercise conversion rights in connection with the Merger. The defendants filed an answer on December 23, 2009. On January 18, 2011, we and the former directors entered into a stipulation of settlement with the plaintiff.  Pursuant to the stipulation, the class action will be resolved, and all claims will be dropped, in exchange for an aggregate payment to the class of up to $1.4 million, of which $550,000 will be paid by us and the balance will be paid by our insurance carrier.  The stipulation is subject to review and approval by the Court of Chancery, and is subject to potential objections by permissible claimants.  If the stipulation is not approved or an acceptable settlement cannot be reached, the defendants intend to defend this action vigorously.  If the court finds in favor of the plaintiff (who represents a purported class of stockholders that held approximately 490,000 shares of Triplecrown’s common stock) and the defendants are required to pay damages to the plaintiff (which could be approximately $5 million), we will have an obligation to indemnify the defendants for such damages.  In such event, we will seek to recover such payments from our D&O insurance carrier as we believe such claims are covered by our insurance policies.  However, there is no assurance that the carrier will agree in this analysis and not deny coverage of such claims.  If this occurred, our financial condition and business operations could be materially adversely affected.

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

We intend to sell products for human consumption, which involves a number of risks. Product contamination, spoilage or other adulteration could result in the inability to sell our products. We also may be subject to liability if our products or operations violate applicable laws or regulations or in the event its products cause injury, illness or death. A significant product liability or other legal judgment against us or a widespread product recall may negatively impact our profitability. Even if a product liability or consumer fraud claim is unsuccessful or is not merited, the negative publicity surrounding such assertions regarding our products or processes could materially and adversely affect our reputation, brand image and results of operations. Finally, serious product quality concerns could result in governmental action against us, which, among other things, could result in the suspension of production or distribution of our products, or other governmental penalties, including possible criminal liability.

We may not realize anticipated benefits from our strategic growth plan.

If we can obtain the necessary financing, we intend to implement a strategic growth plan, which includes a number of initiatives, that we believe are necessary in order to position our business for future success and growth. Over the next several years, these initiatives will require investments in people, systems, tools and facilities. Our success and earnings growth depends in part on our ability to maintain budgeted costs and efficiencies. If we are unable to successfully implement these initiatives, or fail to implement them as timely as anticipated, our results of operations could be adversely impacted.

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

Raw milk production is influenced by a number of factors that are beyond our control, such factors may have a material adverse effect on our business.

Raw milk production is influenced by a number of factors that are beyond our control, including, but not limited to, the following:

•	Seasonal Factors : dairy cows generally produce more milk in temperate weather than in cold or hot weather and extended unseasonably cold or hot weather could lead to lower than expected production;

•
Environmental Factors : the volume and quality of milk produced by dairy cows is closely linked to the quality of the nourishment provided by the environment around them, and, therefore, if environmental factors cause the quality of nourishment to decline, our milk production could decline; and

•
Governmental Agricultural and Environmental Policy : declines in government grants, subsidies, provision of land, technical assistance and other changes in agricultural and environmental policies may have a negative effect on the viability of our farms, and the numbers of dairy cows and quantities of milk they are able to produce.

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

We maintain our executive offices at 1431 N. Jones Plantation Road, Millen, Georgia 30442.  This land is included in the approximately 1,650 acres of farmland we own in the State of Georgia (including approximately 500 acres of land under contract to be sold to a third party that will take place on or before September 1, 2011). Cullen Holdings loaned us part of the purchase price for the land and the land is subject to a mortgage securing this loan.  The loan is evidenced by a promissory note that accrues interest at the rate of 8% per annum. As of March 24, 2011, the principal balance outstanding on the promissory note was $593,629.

ITEM 3.	LEGAL PROCEEDINGS.

See Note 10 to our consolidated financial statements included in Part II, Item 8 of this annual report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock and warrants are listed on the OTC Bulletin Board under the symbols, CAGZ and CAGZW, respectively. The following table sets forth the range of high and low sales prices for the common stock and warrants for the periods indicated since the common stock and warrants commenced public trading on October 23, 2009.

	Common Stock		Warrants
	High	Low	High	Low
Fiscal 2010:
Fourth Quarter	$0.40	$0.14	$0.01	$0.0028
Third Quarter	$2.50	$0.40	$0.02	$0.0075
Second Quarter	$2.50	$1.50	$0.04	$0.01
First Quarter	$3.95	$1.75	$0.05	$0.02

Fiscal 2009:
Fourth Quarter	$6.20	$3.60	$0.12	$0.03

Holders

As of March 24, 2011, there were 19 holders of record of our common stock and 14 holders of record of our warrants.

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

Recent Sales of Unregistered Securities and Use of Proceeds

On October 1, 2010, we issued 300,000 shares of common stock to Moonlight Investments Ltd. in a private placement pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.  The shares of common stock were sold for $2.00 per share (or $600,000).

On November 16, 2010, we issued 75,000 shares of common stock to Luton Verwaltungs GMBH in a private placement pursuant to the exemption from registration contained in Section 4(2) of the Securities Act. The shares of common stock were sold for $2.00 per share (or $150,000).

ITEM 6.	SELECTED FINANCIAL DATA.

The selected financial data set forth below is derived from our audited financial statements. This selected financial data should be read in conjunction with the section under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K:

		For the period June 3,
	For the year ended	2009 (inception) through
	December 31, 2010	December 31, 2009
Total revenues	$—	$—
Loss from operations	(1,592,262)	(524,924)
Net loss	(4,134,527)	(612,526)
Loss per share basic and diluted	(0.21)	(0.03)
Weighted average shares outstanding	19,340,230	19,247,311
Working capital deficiency	(245,604)	2,199,282
Total assets	3,486,214	11,855,329
Stockholders’ equity	2,116,792	5,451,319

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are a development stage company. Since October 22, 2009, our activities have been primarily focused on raising capital to fund our business plan and the sale of land to meet our working capital requirements and repay our outstanding debt. Our principal focus is to use our intellectual property in forage and animal sciences to improve agricultural yields. The Company was formed to develop, adapt and implement grazing-based farming systems in regions of the world where the geophysical and climatic conditions are suitable for a pasture-based model. While the potential for the pasture or grazing model is significant in many of the world’s developed and developing economies, the systems are highly specific and require significant adaptation and modification to be successful. To date, we have not generated any revenue and will not do so until we have sufficient funds to implement our business plan described below.

We have been in the process of attempting to obtain land development financing secured by the property we own and operates to support our working capital needs and implement our business plan. However, due to the recent performance of farming operations in the Southeastern United States, as well as the general economic downturn, financial institutions have been unwilling to provide such financing. As a result, we have been unable to obtain the necessary funding to support the implementation of our business plan at this time. Accordingly, we are in the process of exploring all financing and strategic alternatives available to us, including the possibility of disposing of or leasing additional portions of our land in order to continue to support our working capital needs and retire certain of our outstanding debt to reduce our interest obligations. During 2010, we entered into contracts with unrelated third parties for the sale of approximately 2,000 acres or approximately 56% of the land we originally purchased. A third party is also obligated to purchase approximately 500 acres by September 1, 2011. We continue to explore the disposition of the remaining 1,150 acres it owns which is not under contract. We are currently in various stages of negotiations with potential buyers for some or all of our remaining land, although we have not finalized any agreements and have not accepted any offers that we have received at this time. There is no assurance that we will be successful in disposing of any of our remaining land.

Results of Operations

For the year ended December 31, 2010, we had a net loss of $4,134,527. We did not generate any revenues during this period and we are a development stage company. Our expenses of $1,592,262 for the year ended December 31, 2010 consisted primarily of legal, accounting and consulting fees, payroll and employee related expenses, and other general corporate and administrative expenses of $347,777, $233,703, $682,166 and $328,616, respectively.

For the period from June 3, 2009 (inception) through December 31, 2009, we had a net loss of $612,526. We did not generate any revenues during this period as it was formed as a wholly-owned subsidiary of Triplecrown for the purpose of effecting the Merger consummated on October 22, 2009, and is a development stage company. Our expenses of $524,924 for the period from June 3, 2009 (inception) through December 31, 2009 consisted primarily of legal, accounting and consulting fees of $314,558 as well as payroll and employee related expenses of $150,481 and other general corporate and administrative expenses of $59,885. Prior to October 22, 2009 we and our wholly-owned subsidiary were “shell companies” and conducted no business operations and did not own or lease any real estate or other property.

Additionally, upon the Merger, we issued to Cullen Holdings a promissory note in the amount of $6,853,918, representing part of the purchase price of a certain piece of land to be used by us following the Closing (see Note 4 to the condensed consolidated financial statements). This amount was to be repaid to Cullen Holdings at Closing but sufficient funds were not available. The parties amended the terms of the promissory note to extend the maturity date to January 20, 2012.  The promissory note accrues interest at the rate of 8% per annum.  As of December 31, 2010, we had repaid Cullen Holdings $6,650,000 of the note, consisting of $6,436,998 of principal and $213,002 of interest, and $593,629 of the principal remained outstanding. For the year ended December 31, 2010 and for the period from June 3, 2009 (inception) through December 31, 2009, we incurred interest expense of $313,282 and $111,359 respectively, related to this note.

For the year ended December 31, 2010, we had other expenses, net of $2,227,693 related to lease income, note payable interest expense related to tractor, legal settlement charge, calf deaths, loss from beef grazing operations, the sale of timber, corn and hay, loss from the sale of land and impairment loss on property, plant and equipment and a $1,290 provision for income tax. For the period from June 3, 2009 (inception) through December 31, 2009, we had other income related to rental of the property of $24,077 and a $320 provision for income tax.

Financial Condition and Liquidity

We were formed as a wholly owned subsidiary of Triplecrown. From our inception in June 3, 2009 until the completion of the Merger on October 22, 2009, our activities were limited to its organization, the preparation and filing with the SEC of a Registration Statement on Form S-4 and other matters related to the Merger. Since October 22, 2009, our activities have been primarily focused on raising capital to fund its business plan. As of December 31, 2010, we had $154,028 of available cash and during the period from June 3, 2009 (inception) through December 31, 2010, did not have any sources of revenue. We had a net loss of $4,747,053 for the period from June 3, 2009 (inception) through December 31, 2010. As of December 31, 2010, we had working capital deficiency of $245,604.

Upon the consummation of the Merger, we issued to Cullen Holdings a promissory note in the amount of $6,853,918, representing part of the purchase price of the land to be used by us following the Closing. The note was to be repaid as soon as practicable but no later than January 20, 2010 (90 days from the date of issuance). This amount was to be repaid to Cullen Holdings at Closing of the Merger but sufficient funds were not available

The parties further amended the terms of the promissory note to extend the maturity date to January 20, 2012.  The promissory note accrues interest at the rate of 8% per annum.  As of December 31, 2010, we had repaid Cullen Holdings $6,650,000 of the note, consisting of $6,436,998 of principal and $213,002 of interest, and $593,629 of the principal remained outstanding. In consideration of this extension, we granted to Cullen Holdings a mortgage on the land that is the subject of the promissory note. The note continues to accrue interest at the rate of 8% per annum.

In January 2010, we entered into an agreement with Canoochee River Plantation, LLC, pursuant to which we sold 340 of non irrigated land for $613,170. We estimate the original purchase price for this land to be $594,794 and have recorded a gain from the sale of this property of $6,321 as other income, net during the year ended December 31, 2010.

In June 2010, we entered into a second agreement with Canoochee River Plantation, LLC, pursuant to which we sold 240 acres of land for $776,688. We estimate the original purchase price for this land to be $807,239 and have recorded a loss from the sale of this property of $53,489 as other expense during the year ended December 31, 2010.

In September 2010, we entered into an agreement with Mossy Creek Plantation, LLC, pursuant to which we sold 95 acres of land for $170,244. We estimate the original purchase price for this land to be $165,192 and have recorded a loss from the sale of this property of $3,641 which is included in other income, net during the year ended December 31, 2010.

On September 28, 2010, we entered into a Sales Contract (“Mims Agreement”) with Benny Mims pursuant to which we sold approximately 500 acres of land for approximately $1.6 million. We estimate the original purchase price for this land to be $1,926,567 and have recorded a loss from the sale of this property of $385,739, which is included in other income, net during the year ended December 31, 2010.

On October 15, 2010, we entered into a new Sales Contract with Landee Acres, LLC (“Landee”) pursuant to which we sold to Landee approximately 700 acres of land for an aggregate of $1.45 million. We estimate the original purchase price for this land to be $1,645,392 and have recorded a loss from the sale of this property of $252,148, which is included in other income, net during the year ended December 31, 2010. This sale of 700 acres closed on October 26, 2010. The Sales Contract also requires Landee to purchase an additional approximate 500 acres of land for approximately $1.49 million on or before September 1, 2011; provided however that if the sale is consummated on or before March 31, 2011, the purchase price for this land will be reduced by $50,000.

On October 22, 2010, we entered into a sales contract with Don and Alisa Burke pursuant to which we sold approximately 154 acres of land for approximately $289,000.  We estimate the original purchase price for this land to be $312,988 and have recorded a loss from the sale of this property of $36,214, which is included in other income, net during the year ended December 31, 2010.

Cullen Holdings held a mortgage on the acres of land sold during 2010 and released us from such mortgage in order for us to consummate the sales. We used approximately $5.7 million of the proceeds from the sales of the land to repay remaining amounts outstanding under the existing promissory note held by Cullen Holdings.

For the year ended December 31, 2010, we recognized a gain on sale of equipment totaling $2,701 which is included in loss on sale of land and equipment during the year ended December 31, 2010.

We have been in the process of attempting to obtain land development financing secured by the property we own and operates to support our working capital needs and implement our business plan. However, due to the recent performance of farming operations in the Southeastern United States, as well as the general economic downturn, financial institutions have been unwilling to provide such financing. As a result, we have been unable to obtain the necessary funding to support the implementation of our business plan at this time. Accordingly, we are in the process of exploring all financing and strategic alternatives available to us, including the possibility of disposing of or leasing additional portions of our land in order to continue to support our working capital needs and retire certain of our outstanding debt to reduce our interest obligations.  During 2010, we entered into contracts with unrelated third parties for the sale of approximately 2,000 acres or approximately 56% of the land we originally purchased. A third party is also obligated to purchase approximately 500 acres by September 1, 2011. We continue to explore the disposition of the remaining 1,150 acres it owns which is not under contract. There is no assurance that we will be successful in disposing of any of our remaining land. We have also reduced salaries paid to our employees and curtailed operations in order to raise capital and reduce operating expenses. Additionally, we are in the process of exploring all financing and strategic alternatives available to us, including alternative opportunities available to us unrelated to forage and animal sciences and farming systems which makes up our current business plan in an effort to maximize shareholder value. To this end, we have had preliminary discussions with potential merger candidates wishing to become publicly traded. However, such discussions are only preliminary and no formal terms have been discussed or agreed to. There is no assurance, however, that we will be successful in any of such efforts. If we are unable to attain further debt or equity financing on terms acceptable to us, our funds may not be sufficient to execute our business plan. These factors raise substantial doubt about our ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if it is unable to continue as a going concern.

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

See Recently Issued and Adopted Accounting Pronouncements in Note 1 to the audited consolidated financial statements in Item 1.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the board of directors.

Based on his evaluation as of December 31, 2010, our principal executive and principal financial and accounting officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

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

Our management, under the supervision of and with the participation of our Chief Executive Officer and Treasurer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework (1992) created by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as such report is not required for non-accelerated filers.

Changes in Internal Control Over Financial Reporting

For the fiscal quarter ended December 31, 2010, we conducted the remediation activity in connection with the lack of internal control for measuring impairment of our long-lived assets.  We engaged an outside valuation expert to assist in determining whether the acquired plant, property and equipment are subject to impairment charges.  Management compared the carrying value of long-lived assets and the expert’s valuation to determine whether impairment charge is warranted.

Except as described above, there were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Limitations on the Effectiveness of Controls

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Eric J. Watson	51	Chief Executive Officer, Secretary, Treasurer and Director
Richard Watson	38	Director and Chief Scientific Officer of Natural Dairy
Robert B. Hersov	50	Director
Kerry Kennedy	51	Director
Richard Y. Roberts	59	Director
Edward Hanson	35	Director

Eric J. Watson has been our chief executive officer, secretary and treasurer and a member of our board of directors since our inception in August 2009. Mr. Watson was also the chairman and treasurer of Triplecrown from its inception in June 2007 until the Merger in October 2009. He has also been the chief executive officer of Cullen Agritech since its inception in June 2009. He has been instrumental in our early development and his business experience includes numerous acquisitions which make him well-suited to act as our chief executive officer and a member of our board as we seek to expand our business.

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

Richard Watson has served as the chief scientific officer of Natural Dairy since September 2009 and has served as a member of our board of directors since October 2009. Dr. Watson was one of the key individuals that helped create and refine the intellectual property utilized in our business and we therefore believe he is well suited to serve as a member of our board. From June 2008 until September 2009, Dr. Watson was employed by Cullen Investments. From October 2006 to June 2008, Dr. Watson served as a senior scientist in the Forage Improvement Group at AgResearch (NZ), New Zealand’s largest Crown Research Institute with expertise in biological science. While there, he led the development of the proprietary farming system and completed all the testing and research related to the forage, livestock and farm management strategies that is utilized by Cullen Agritech. From January 2004 to August 2006, Dr. Watson was affiliated with the Department of Plant and Soil Sciences at Mississippi State University where he served as the State Extension Forage Specialist and Assistant Research Professor (the first non-United States person to hold this position and the first New Zealander to hold a State Forage Extension appointment in the United States). From April 2000 to December 2002, Dr. Watson served in a post-doctoral faculty position with the Department of Crop and Soil Science at the University of Georgia. Dr. Watson received a Bachelor of Agricultural Science, Master of Applied Science (with honors) and Doctor of Philosophy degrees from Massey University. Dr. Watson is the half-brother of Eric J. Watson.

Robert Hersov has been a member of our board of directors since October 2009.  We believe Mr. Hersov’s contacts and past business experience make him well suited to serve as a member of our board.   Since January 2004, Mr. Hersov has been the vice chairman of NetJets Europe Ltd., a subsidiary of NetJets, Inc., a private aviation and fractional jet ownership company which was acquired by Berkshire Hathaway Inc. in 1998. Mr. Hersov founded and, from December 2002 to April 2004, served as the chief executive officer of Marquis Jet Europe, a private aviation company which was acquired by NetJets, Inc. in 2004. Since September 2007, Mr. Hersov has served as a non-executive director of Australian privately-owned company Global Aviation Leasing Group. Mr. Hersov is also chairman of Sapinda Limited, a UK private company, which is the main shareholder of Vatas GmbH, a private German investment company. Mr. Hersov also founded and, from October 1998 to December 2002, served as the chairman of Sportal Ltd., a company that operates an Internet site that offers sports-related games and videos. From October 1996 to September 1998, he served as the executive director of Enic plc, a holding company listed on the London Stock Exchange that invests primarily in the sports and media sectors. From September 1995 to September 1997, Mr. Hersov was the chief executive officer of Telepiu PayTV in Milan, Italy, a pay TV and digital satellite company. From March 1993 to August 1995, Mr. Hersov served as an executive director of Richemont, a tobacco, luxury and media conglomerate listed on the SWX Swiss Exchange. We believe Mr. Hersov’s investment background will assist us in sourcing new avenues of financing needed to expand our business. Since June 2005, Mr. Hersov has been a member of the board of directors of Shine Media Acquisition Corp., a blank check company that was formed to acquire a direct or indirect interest in an operating business in the media and advertising industry in the People’s Republic of China. He was a director of Endeavor Acquisition Corp. from July 2005 to December 2007, a director of Victory Acquisition Corp. from January 2007 to April 2009 and a director of Triplecrown from June 2007 to October 2009. Mr. Hersov received a B.B.S. from the University of Cape Town in 1982 and a M.B.A. from the Harvard Business School in 1989.

Kerry Kennedy has been a member of our board of directors since October 2009. We believe Ms. Kennedy’s contacts and philanthropic work make her well suited to serve as a member of our board.   She is an American human rights activist and writer. In April 1988, she established the Robert F. Kennedy Memorial Center for Human Rights and acted as its executive director until January 1995 working on diverse human rights issues. Ms. Kennedy has been the Chair of the Amnesty International Leadership Council since January 1996. She was a director of Endeavor Acquisition Corp. from July 2005 to December 2007, a director of Victory Acquisition Corp. from January 2007 to April 2009 and a director of Triplecrown from June 2007 to October 2009. She also serves on the board of directors of the International Center for Ethics and Justice and Public Life at Brandeis University. Ms. Kennedy received a B.A. from Brown University in 1982 and an LLM from Boston College Law School in 1987.

Richard Y. Roberts has been a member of our board of directors since October 2009. We believe Mr. Roberts’ contacts and past business experience, including at the Securities and Exchange Commission, make him well suited to serve as a member of our board.   In March 2006, Mr. Roberts co-founded a regulatory/legislative consulting firm, Roberts, Raheb & Gradler LLC. He was a partner with Thelen Reid & Priest LLP, a national law firm, from January 1997 to March 2006. From August 1995 to January 1997, Mr. Roberts was a consultant at Princeton Venture Research, Inc., a private consulting firm. From 1990 to 1995, Mr. Roberts was a commissioner of the Securities and Exchange Commission, and, in this capacity, was actively involved in, has written about or has testified on, a wide range of subjects affecting the capital markets. We believe his experience at the Commission will provide us with necessary insight into the requirements and needs of an emerging public company like ours. Since leaving the Commission, Mr. Roberts has been a frequent media commentator and writer on various securities public policy issues and has assisted the Governments of Romania and Ukraine in the development of a securities market. He was a director of Nyfix, Inc. from September 2005 to December 2009, Endeavor Acquisition Corp. from July 2005 to December 2007, a director of Victory Acquisition Corp. from January 2007 to April 2009 and a director of Triplecrown from June 2007 to October 2009. From 1987 to 1990, he was the chief of staff for Senator Richard Shelby. He is a member of the Alabama Bar and the District of Columbia Bar. Mr. Roberts is a member of the Advisory Board of Securities Regulation & Law Reports, of the Advisory Board of the International Journal of Disclosure and Governance, and of the Editorial Board of the Municipal Finance Journal. Mr. Roberts also previously served as a member of the District 10 Regional Consultative Committee of the Financial Industry Regulatory Authority, the Market Regulation Advisory Board of the FINRA, and the Legal Advisory Board of the FINRA. Mr. Roberts received a B.E.E. from Auburn University in 1973, a J.D. from the University of Alabama School of Law in 1976, and a Master of Laws from the George Washington University Law Center in 1981.

Edward Hanson has been a member of our board of directors since October 2009.  We believe Mr. Hanson’s business experience and contacts and relationships make him well suited to serve as a member of our board.  Mr. Hanson has served as a principal of Global Partners Fund, a private equity fund investing in asset backed businesses, since 2009. Prior to this, he was a director of Babcock & Brown (UK) Ltd. Babcock & Brown was a principal investment firm headquartered in Sydney and Mr. Hanson worked in the London office from 1997 to 2009. He focused on Private Equity and Real Estate. Mr Hanson received a Bachelor of Commerce from the University of Auckland in New Zealand.

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

Dr. Hugh Blair, Ph.D. , has been a professor and head of the animal science department at Massey University since 1995. He was also appointed the deputy head of the Institute of Veterinary, Animal and Biomedical Sciences in 1998 and served as its acting head in 2009. Dr. Blair has held lectureships in the United States, Scotland, Denmark, Canada and Ireland and has authored over 170 peer-review articles.

Dr. Joe Bouton, Ph.D. , has been a senior vice president and forage improvement division director at the Samuel Roberts Nobel Foundation, a nonprofit organization conducting agricultural, forage improvement and plant biology research, providing grants to non-profit charitable, educational and health organizations, and assisting farmers and ranchers through educational and consultative agricultural programs, since May 2004. Previously, Dr. Bouton was a professor at the University of Georgia. He has 17 commercialized cultivars released for use in the United States.

Bill Te Brake has served as a business development manager for the Institute of Veterinary, Animal and Biomedical Sciences at Massey University since June 2003. Mr. Brake has also hosted lectures in agricultural business and finance at Massey University.
Dr. Todd White, Ph.D. , was an employee of Cullen Agritech from January 2010 to August 2010. From 2003 to 2010, Dr. White was a scientist with the Agricultural Systems Group of AgResearch and was appointed a senior scientist in 2008. At AgResearch, Dr. White lead research and development programs aimed at developing pasture-based animal production models. Prior to joining AgResearch, Dr. White spent three years in a post-doctoral forage research position at Iowa State University.

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

Dr. Nick Hill, Ph.D. , has served as a professor of plant sciences in the Department of Crop and Soil Sciences at the University of Georgia since January 1986. Dr. Hill leads research programs aimed at exploring the application of new forage species and the environmental impacts of grazing dairies in Georgia. Dr. Hill has also been a founding partner and president of Agrinostics Ltd., a diagnostic production company that tests corps for pathogens and toxins, since September 1997.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2010, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

In October 2009, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well any subsidiaries we may have in the future. Requests for copies of our code of ethics should be sent in writing to Cullen Agricultural Holding Corp., 1431 N. Jones Plantation Road, Millen, Georgia 30442.

Corporate Governance

Nominating Committee

Our nominating committee of the board of directors consists of Kerry Kennedy, who is an independent director under the NYSE Amex’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders and others.

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

Audit Committee

Our audit committee of the board of directors consists of Edward Hanson, Robert Hersov and Richard Y. Roberts, each of whom has been determined to be “independent” as defined in Rule 10A-3 of the Exchange Act and the rules of the NYSE Amex. The audit committee’s duties, which are specified in our audit committee charter, include, but are not limited to:

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

Compensation Committee

Our compensation committee consists of Robert B. Hersov and Richard Y. Roberts, each of whom is an independent director. The principal functions of the compensation committee are:

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

Executive Compensation

The following table sets forth compensation for our principal executive and financial officer and our only other executive officer (together, our “Named Executive Officers”) for the fiscal year ended December 31, 2010 and for the period June 3, 2009 through December 31, 2009:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Total ($)
Eric J. Watson	2010	-	-	-
Chief Executive Officer, Secretary and Treasurer	2009	-	-	-

Richard Watson	2010	$83,208	0	$83,208
Chief Scientific Officer of Natural Dairy, Inc.	2009	28,962	0	28,962

Eric Watson has agreed that he will not receive any salary or bonus from us until we have positive earnings before interest, taxes, depreciation and amortization. At that time, Mr. Watson will be paid a salary and bonus as approved by our board of directors.

Richard Watson is employed by Natural Dairy as its Chief Scientific Officer.  On August 31, 2009, Dr. Watson and Natural Dairy entered into a three-year employment agreement governing this relationship, which agreement was subsequently amended in 2010. Pursuant to the agreement, Dr. Watson was to receive a base salary of $35,000 and be issued $65,000 worth of our common stock on August 1st of each year that the employment agreement was still in effect.  The stock to be issued to Dr. Watson was to be valued at the average trading price of our common stock for the 60-day period prior to the date of issuance.  Dr. Watson was also entitled to receive a bonus of up to 50% of the base salary subject to the sole discretion of Natural Dairy’s board of directors. In March 2011, Natural Dairy and Dr. Watson further amended the employment agreement to eliminate any stock based compensation for 2010 and going forward. The employment term was also changed to a month-to-month basis.

Director Compensation

Our directors received no compensation in the fiscal year ended December 31, 2010. We currently do not have a definitive compensation plan for our directors.

2009 Long-Term Incentive Equity Plan

Our 2009 Long-Term Incentive Equity Plan is designed to enable us to offer our employees, officers, directors and consultants whose past, present and/or potential contributions to us have been, are or will be important to our success, an opportunity to acquire a proprietary interest in us. The various types of incentive awards that may be provided under the plan are intended to enable us to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of its business. The plan reserves 2,405,914 shares of common stock for issuance in accordance with the plan’s terms.

All of our officers, directors and employees, as well as those of our subsidiaries, are eligible to be granted awards under the plan. An incentive stock option may be granted under the plan only to a person who, at the time of the grant, is an employee of ours or our subsidiaries. No awards have been granted under the plan as of the date of this prospectus. All awards will be subject to the recommendations of the compensation committee and approval by the board of directors or the compensation committee.

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

Types of Awards

Options . The plan provides both for “incentive” stock options as defined in Section 422 of the Internal Revenue Code of 1986, as amended (“Code”), and for options not qualifying as incentive options, both of which may be granted with any other stock based award under the plan. The board or committee determines the exercise price per share of common stock purchasable under an incentive or non-qualified stock option, which may not be less than 100% of the fair market value on the day of the grant or, if greater, the par value of a share of common stock. However, the exercise price of an incentive stock option granted to a person possessing more than 10% of the total combined voting power of all classes of stock may not be less than 110% of the fair market value on the date of grant. The aggregate fair market value of all shares of common stock with respect to which incentive stock options are exercisable by a participant for the first time during any calendar year (under all of our plans), measured at the date of the grant, may not exceed $100,000 or such other amount as may be subsequently specified under the Code or the regulations thereunder.

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

Stock Appreciation Rights .  Under the plan, stock appreciation rights may be granted to participants who have been, or are being, granted stock options under the plan as a means of allowing the participants to exercise their stock options without the need to pay the exercise price in cash. In conjunction with non-qualified stock options, stock appreciation rights may be granted either at or after the time of the grant of the non-qualified stock options. In conjunction with incentive stock options, stock appreciation rights may be granted only at the time of the grant of the incentive stock options. A stock appreciation right entitles the holder to receive a number of shares of common stock having a fair market value equal to the excess fair market value of one share of common stock over the exercise price of the related stock option, multiplied by the number of shares subject to the stock appreciation rights. The granting of a stock appreciation right will not affect the number of shares of common stock available for awards under the plan. The number of shares available for awards under the plan will, however, be reduced by the number of shares of common stock acquirable upon exercise of the stock option to which the stock appreciation right relates.

Restricted Stock .  Under the plan, shares of restricted stock may be awarded either alone or in addition to other awards granted under the plan. The board or committee determines the persons to whom grants of restricted stock are made, the number of shares to be awarded, the price if any to be paid for the restricted stock by the person receiving the stock from us, the time or times within which awards of restricted stock may be subject to forfeiture, the vesting schedule and rights to acceleration thereof, and all other terms and conditions of the restricted stock awards.

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

Other Stock-Based Awards .  Under the plan, other stock-based awards may be granted, subject to limitations under applicable law, that are denominated or payable in, valued in whole or in part by reference to, or otherwise based on, or related to, shares of common stock, as deemed consistent with the purposes of the plan. These other stock-based awards may be in the form of purchase rights, shares of common stock awarded that are not subject to any restrictions or conditions, convertible or exchangeable debentures or other rights convertible into shares of common stock and awards valued by reference to the value of securities of, or the performance of, one of our subsidiaries. These other stock-based awards may include performance shares or options, whose award is tied to specific performance criteria. These other stock-based awards may be awarded either alone, in addition to, or in tandem with any other awards under the plan or any of our other plans.

Accelerated Vesting and Exercisability .  If any one person, or more than one person acting as a group, acquires the ownership of stock of the company that, together with the stock held by such person or group, constitutes more than 50% of the total fair market value or combined voting power of the our stock, and our board of directors does not authorize or otherwise approve such acquisition, then the vesting periods of any and all stock options and other awards granted and outstanding under the plan shall be accelerated and all such stock options and awards will immediately and entirely vest, and the respective holders thereof will have the immediate right to purchase and/or receive any and all common stock subject to such stock options and awards on the terms set forth in the plan and the respective agreements respecting such stock options and awards. An increase in the percentage of stock owned by any one person, or persons acting as a group, as a result of a transaction in which we acquire our stock in exchange for property is not treated as an acquisition of stock.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of March 24, 2011 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount of Beneficial Ownership		Approximate Percentage of Outstanding Common Stock
Eric J. Watson(2)	18,381,148	(3)	84.5%
Kerry Kennedy(4)	60,000	(5)	*
Robert B. Hersov(6)	60,000	(5)	*
Richard Y. Roberts(7)	60,000	(5)	*
Edward Hanson(8)	60,000	(5)	*
Richard Watson	0		*
Pine River Capital Management L.P.(9)	11,169,895	(10)	36.7%
Jonathan J. Ledecky(11)	4,500,000	(123)	20.7%
Magnetar Financial LLC	3,734,289	(13)	16.0%
President and Fellows of Harvard College(14)	2,961,400	(15)	13.3%
Citigroup Inc. (16)	200,000	(17)	1.0%
The Goldman Sachs group, Inc.(18)	1,067,929	(19)	5.2%
All directors and executive officers as a group (6 individuals)	18,621,148	(20)	85.3%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is 1431 N. Jones Plantation Road Millen, Georgia 30442.

(2)	Mr. Watson’s business address is Level 9, 68 Shortland Street, P.O. Box 91269, Auckland, New Zealand.

(3)
Includes (i) 15,881,148 shares of common stock held by Cullen Holdings and (ii) 2,500,000 shares of common stock issuable upon exercise of warrants held by Mr. Watson.  Does not include 6,630,000 warrants held by Summit Trust that are not exercisable and may not become exercisable within 60 days.

(4)	Ms. Kennedy’s business address is c/o Robert F. Kennedy Center, 1367 Connecticut Avenue N.W., Suite 200, Washington, D.C. 20036.

(5)	Does not include 60,000 shares of common stock issuable upon exercise of warrants that are not exercisable and may not become exercisable within 60 days.

(6)	Mr. Hersov’s business address is NetJets Europe, Ltd., Grundstrasse 12, 6343 Rotkreuz, Switzerland.

(7)	Mr. Roberts’ business address is Roberts, Raheb & Gradler, 805 15th Street, NW, Suite 1101, Washington, DC 20005.

(8)	Mr. Hanson’s business address is c/o Edward Hanson, 22 Bruton Street, Third Floor, London W1J 6QE, UK.

(9)	The business address of Pine River Capital Management L.P. is 601 Carlson Parkway, Suite 330, Minnetonka, MN 55305.

(10)
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

(11)	Mr. Ledecky’s business address is 970 West Broadway, PMB 402, Jackson, WY 83001.

(12)
Includes (i) 600,000 shares of common stock held by Hat Tricks LLC, an affiliate of Mr. Ledecky, and (ii) 2,500,000 shares of common stock issuable upon exercise of warrants held by Mr. Ledecky.  Does not include 600,000 warrants held by Hat Tricks LLC and 6,630,000 warrants held by Mr. Ledecky that are not exercisable and may not become exercisable within 60 days.

(13)
Magnetar Financial LLC, Magnetar Capial Partners LP, Supernova Management LLC, and Alec N. Litowitz may be deemed the beneficial owner of the shares, of which 3,295,510 are obtainable upon the exercise of warranst held for the account of Magnetar Capital Master Fund and 438,779 are obtainable upon the exercise of warrants held for the account of Hipparchus Master Fund, Ltd.  Magnetar Financial LLC’s business address is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.  The foregoing information was derived from a Schedule 13G filed on February 10, 2011.

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

(16)	The business address of the Fortress Investment Group LLC is 1345 Avenue of the Americas, 46 th Floor, New York, NY 10105, Attention: Michael Cohn.

(17)	Citigroup Inc.’s business address is 399 Park Avenue, New York, New York 10043.

(18)	This information was derived from a Schedule 13G filed on February 8, 2010.

(19)	The business address of Goldman, Sachs & Co. is 85 Broad Street, New York, New York 10004.

(20)
Represents shares beneficially owned by certain operating units of The Goldman Sachs Group,  Inc. and its subsidiaries and affiliates.  The foregoing information was derived from a Schedule 13G filed on February 10, 2011.

(21)
Includes 2,500,000 shares of common stock issuable upon exercise of warrants that became exercisable upon consummation of the Merger. Does not include 6,810,000 shares of common stock issuable upon exercise of warrants that are not exercisable and may not become exercisable within 60 days.

Prior to Triplecrown’s initial public offering (“IPO”), Triplecrown’s officers, directors and stockholders prior to such IPO (“Triplecrown Founders”) acquired 13,800,000 units of Triplecrown, representing 13,800,000 shares of common stock of Triplecrown and 13,800,000 warrants to purchase shares of common stock of Triplecrown.  All of these securities were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent.  The securities were to be released from escrow one year from the consummation of a business combination, except that they were to be released earlier than this date if (i) Triplecrown’s common stock had a last sales price equal to or exceeding $13.75 per unit for any 20 trading days within any 30-trading day period or (ii) Triplecrown consummated a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property.  In connection with the Merger, the Triplecrown Founders had cancelled an aggregate of 11,260,000 shares of our common stock that they received in exchange for 11,260,000 of their shares upon consummation of the Merger. The remaining 2,540,000 shares that they received, as well as all of the warrants that they received in exchange for their warrants, continue to be held in escrow pursuant to the original terms of the escrow agreement.  The shares and warrants were released on October 22, 2010 in accordance with the terms of the escrow agreement.

Equity Compensation Plan Information

The following table gives the information about common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2010.

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

Prior to Triplecrown’s IPO, the Triplecrown Founders acquired 13,800,000 units of Triplecrown, representing 13,800,000 shares of common stock of Triplecrown and 13,800,000 warrants to purchase shares of common stock of Triplecrown for an aggregate purchase price of $25,000. All of these securities were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent. The securities were to be released from escrow one year from the consummation of a business combination, except that they were to be released earlier than this date if (i) Triplecrown’s common stock had a last sales price equal to or exceeding $13.75 per unit for any 20 trading days within any 30-trading day period or (ii) Triplecrown consummated a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property. In connection with the Merger, the Triplecrown Founders had cancelled an aggregate of 11,380,000 shares of our common stock that they acquired when their 11,380,000 shares of Triplecrown common stock were converted into shares of our common stock upon consummation of the Merger. The remaining 2,420,000 shares that they acquired (the founders’ shares), as well as all of the warrants that they received in exchange for their warrants (the founders’ warrants), continue to be held in escrow pursuant to the original terms of the escrow agreement. The shares and warrants were released on October 22, 2010 in accordance with the terms of the escrow agreement.

In connection with the closing of the IPO, Triplecrown sold 2,500,000 warrants (the sponsors’ warrants) to each of Eric J. Watson and Jonathan J. Ledecky, Triplecrown’s president and secretary, at a purchase price of $1.00 per warrant. These purchases took place on a private placement basis simultaneously with the consummation of the IPO. If we call our warrants for redemption, the sponsors’ warrants are not redeemable so long as such warrants are held by Messrs. Watson, Ledecky or their affiliates, including any permitted transferees.

The holders of the majority of the founders’ shares and founders’ warrants (or underlying shares) and the holders of the majority the sponsors’ warrants (or underlying shares) each will be entitled to make up to two demands that we register such shares or warrants (or underlying shares) pursuant to a registration rights agreement entered into with Triplecrown in connection with the IPO. The holders of the majority of the founders’ shares and founders’ warrants can elect to exercise these registration rights at any time. The holders of a majority of the sponsors’ warrants (or underlying shares) can elect to exercise these registration rights at any time. In addition, these holders have certain “piggy-back” registration rights on registration statements filed subsequent to such date. We will bear the expenses incurred in connection with the filing of any such registration statements.

On August 30, 2009, Cullen Holdings, the former holder of all of the common stock of Cullen Agritech which is beneficially owned and controlled by Eric J. Watson, contributed 100 shares of Natural Dairy to Cullen Agritech. As a result of the contribution, Natural Dairy became a wholly-owned subsidiary of Cullen Agritech.

Effective September 1, 2009, Dr. Richard Watson became an employee of Natural Dairy pursuant to an employment agreement entered on August 31, 2009, which was amended in 2010 and 2011. Dr. Watson is the half-brother of Eric Watson.

On September 3, 2009, Cullen Agritech entered into an agreement with Cullen Investments Limited, Hart, Natural Dairy and Dr. Watson whereby the parties assigned the rights to certain intellectual property, including the proprietary farming system, to Cullen Agritech upon consummation of the Merger.

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

Upon the closing of the Merger, we issued to Cullen Holdings a promissory note in the amount of $6,853,918, representing part of the purchase price of the land. The note was to be repaid as soon as practicable but no later than January 20, 2010 (90 days from the date of issuance). This amount was to be repaid to Cullen Holdings at closing of the Merger but sufficient funds were not available. On March 30, 2010, the parties amended the terms of the promissory note to extend the maturity date to January 20, 2011. On March 2, 2011, the parties further amended the terms of the promissory note to extend the maturity date to January 20, 2012. The promissory note accrues interest at the rate of 8% per annum.  As of December 31, 2010, the Company had repaid Cullen Holdings $6,650,000 of the note, consisting of $6,436,998 of principal and $213,002 of interest, and $593,629 of the principal remained outstanding.

On June 1, 2010, we entered into an agreement with Hart, an affiliate of Richard Watson, for the lease 120 acres of our property, from June 1, 2010 through December 31, 2010. This area of land consists of 100 irrigated acres and 20 non-irrigated acres. The agreement calls for Hart to pay, in advance, $175 per acre of irrigated land and $50 per acre of non-irrigated land. We received $18,500 for the lease of this land as of December 31, 2010.

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

Independence of Directors

We adhere to the rules of the NYSE Amex in determining whether a director is independent. As a result, our board of directors consults with its counsel to ensure that the board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. The NYSE Amex requires that a majority of the board must be composed of “independent directors,” which is defined generally as a person other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Consistent with these considerations, our board of directors has affirmatively determined that each of Robert B. Hersov, Kerry Kennedy, Richard Y. Roberts and Edward Hanson will be our independent directors.

 PART IV

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of Marcum LLP acts as our independent registered public accounting firm.  The following is a summary of fees paid to Marcum LLP for services rendered.

Audit Fees

During the fiscal year ended December 31, 2010 and 2009, audit fees for our independent registered public accounting firm were $117,500 and $75,000, respectively.

Audit-Related Fees

We did not receive audit-related services that are not reported as audit fees for the fiscal year ended December 31, 2010 and 2009.

Tax Fees

During the fiscal year ended December 31, 2010 and 2009, we were billed $4,600 and $2,000, respectively for tax services by our independent registered public accounting firm.

All Other Fees

During the fiscal year ended December 31, 2010 and 2009, there were no fees billed for services provided by our independent registered public accounting firm other than those set forth above.

Audit Committee Approval

Our audit committee pre-approved all the foregoing services.  In accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following Exhibits are filed as part of this report.

Exhibit No.	Description

2.1.
Agreement and Plan of Reorganization, dated as of September 4, 2009, by and among Triplecrown Acquisition Corp., Cullen Agricultural Holding Corp., Cullen Agricultural Technologies Inc., Triplecrown Merger Sub and Cullen Inc. Holdings Ltd.(1)

3.1	Amended and Restated Certificate of Incorporation of Cullen Agricultural Holding Corp.(1)

3.2	Bylaws of Cullen Agricultural Holding Corp.(1)

4.1	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and Triplecrown Acquisition Corp.(2)

4.2	Specimen Common Stock Certificate of Cullen Agricultural Holding Corp.(3)

4.3	Specimen Warrant Certificate of Cullen Agricultural Holding Corp.(3)

4.4	Amendment No. 1 to Warrant Agreement between Continental Stock Transfer & Trust Company, Triplecrown Acquisition Corp. and Cullen Agricultural Holding Corp.(1)

10.1	Form of Securities Escrow Agreement between Triplecrown Acquisition Corp., Continental Stock Transfer & Trust Company and the Triplecrown Founders.(2)

10.2	Form of Lockup.(1)

10.3	Employment Agreement between Natural Dairy, Inc. and Dr. Richard Watson.(1)

10.4	Deed of Acknowledgement relating to Intellectual Property.(3)

10.5	Strategic Cooperation Agreement between Cullen Agricultural Technologies, Inc. and New Zealand Agritech, Inc.(3)

10.6	Form of Registration Rights Agreement among Triplecrown Acquisition Corp. and the Triplecrown Founders.(2)

10.7	Contract for Sale and Purchase of Grimsley Farm.(4).

10.8	Closing Date Extension Agreement for Contract for Sale and Purchase of Grimsley Farm.(4)

10.9	Second Closing Date Extension Agreement for Contract for Sale and Purchase of Grimsley Farm.(4)

10.10	Escrow Agreement by and among Cullen Agricultural Holding Corp., Cullen Inc. Holdings Ltd. and Continental Stock Transfer & Trust Company.(1)

10.11	Form of Promissory Note issued to Cullen Inc. Holdings Ltd.(5)

10.12	Sales Contract with Landee Acres, LLC(6)

10.13	Sales Contract with Benny Mims(6)

10.14	Sales Contract with Don and Alisa Burke(6)

14.1	Form of Code of Ethics of Cullen Agricultural Holding Corp.(3)

21.1	Subsidiaries of Cullen Agricultural Holding Corp.

31	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Audit Committee Charter.(5)

99.4	Nominating Committee Charter.(5)

(1)	Incorporated by reference to the Cullen Agricultural Holding Corp.’s Registration Statement on Form S-4 (File No. 333-161773) filed on September 8, 2009.

(2)	Incorporated by reference to Amendment No. 2 to Triplecrown’s Registration Statement on Form S-1 (File Nos. 333-144523 and 333-146850) filed on September 24, 2007.

(3)	Incorporated by reference to Amendment No. 1 to Cullen Agricultural Holding Corp.’s Registration Statement on Form S-4 (File No. 333-161773) filed on September 10, 2009.

(4)	Incorporated by reference to Amendment No. 3 to Cullen Agricultural Holding Corp.’s Registration Statement on Form S-4 (File No. 333-161773) filed on September 10, 2009.

(5)	Incorporated by reference to Cullen Agricultural Holding Corp.’s Current Report on Form 8-K, filed October 22, 2009.

(6)	Incorporated by reference to Cullen Agricultural Holding Corp.’s Registration Statement on Form S-1, filed October 27, 2010.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of March 2011.

CULLEN AGRICULTURAL HOLDING CORP.

By:	/s/ Eric Watson
Eric Watson
Chairman of the Board, Chief Executive Officer, Secretary, and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Eric J. Watson	Chairman of the Board, Chief Executive Officer,	March 24, 2011
Eric J. Watson	Secretary, and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Richard Watson	Director	March 24, 2011
Richard Watson

Director
Robert B. Hersov

Director
Kerry Kennedy

/s/ Richard Y. Roberts	Director	March 24, 2011
Richard Y. Roberts

/s/ Edward Hanson	Director	March 24, 2011
Edward Hanson

Cullen Agricultural Holding Corp. and Subsidiaries
(a development stage corporation)

CONTENTS

Page

FINANCIAL STATEMENTS	F-1

Report of independent registered public accounting firm	F-2

Consolidated Financial Statements:	F-3

Balance Sheets as of December 31, 2010 and as of December 31, 2009	F-3

Statement of Operations for the year ended December 31, 2010, for the period June 3, 2009 (inception) through December 31, 2009 and for the period from June 3, 2009 (inception) through December 31, 2010
F-4

Statement of Changes in Stockholders’ Equity for the period from June 3, 2009 (inception) through December 31, 2010	F-5

Statement of Cash Flows for the year ended December 31, 2010, for the period June 3, 2009 (inception) through December 31, 2009 and for the period from June 3, 2009 (inception) through December 31, 2010
F-6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	F-7 – F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the
Board of Directors and Stockholders
of Cullen Agricultural Holding Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Cullen Agricultural Holding Corp. and Subsidiaries (a development stage company) (the “Company”) as of December 31, 2010 and 2009  and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2010 and for the periods from June 3, 2009 (inception) through December 31, 2010 and 2009 .  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cullen Agricultural Holding Corp. and Subsidiaries (a development stage company), as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the year ended December 31, 2010 and for the periods from June 3, 2009 (inception) through December 31, 2010 and 2009  in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in the development stage, has incurred a net loss of $4,747,053 for the period from June 3, 2009 (inception) through December 31, 2010 and to date has not generated any revenues. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP
Melville, New York
March 24, 2011

Item 1 – Financial Statements
Cullen Agricultural Holding Corp. and Subsidiaries
(a development stage company)
Consolidated Balance Sheets

	December 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS
Cash	154,028	1,292,204
Rent receivable	—	7,461
Cattle held for sale	286,588	—
Inventory	25,002	—
Prepaid expenses and other current assets	34,056	86,083
Federal tax receivable	—	1,349,969
Total Current Assets	499,674	2,735,717
PROPERTY, PLANT AND EQUIPMENT, Net	2,986,540	9,119,612

TOTAL ASSETS	$3,486,214	$11,855,329

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses	174,895	508,380
Accrued settlement fee	550,000	—
Due to affiliates	10,778	28,055
Current portion of note payable	9,605	—

Total Current Liabilities	745,278	536,435

Mortgage payable, related party	593,629	5,867,575
Non current portion of note payable	30,515	—

TOTAL LIABILITIES	1,369,422	6,404,010

STOCKHOLDERS' EQUITY
Preferred stock - $0.0001 par value; authorized 1,000,000 shares; no shares issued and outstanding	—	—
Common stock, par value $0.0001; 200,000,000 shares authorized; 19,630,714 and 19,247,311 shares issued and outstanding, respectively	1,964	1,925
Additional paid in capital	6,861,881	6,061,920
Deficit accumulated during the development stage	(4,747,053)	(612,526)
TOTAL STOCKHOLDERS' EQUITY	2,116,792	5,451,319
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,486,214	$11,855,329

The accompanying notes are an integral part of these consolidated financial statements.

Cullen Agricultural Holding Corp. and Subsidiaries
(a development stage company)
Consolidated Statement of Operations

		For the period from	For the period from
		June 3, 2009	June 3, 2009
	For the year ended	(inception) through	(inception) through
	December 31, 2010	December 31, 2009	December 31, 2010

Revenues	$—	$—	$—

General and administrative expenses	1,592,262	524,924	2,117,186

LOSS FROM OPERATIONS	(1,592,262)	(524,924)	(2,117,186)
OTHER INCOME (EXPENSE)
Interest expense - related party	(313,282)	(111,359)	(424,641)
Interest expense - note payable	(733)	—	(733)
Legal settlement	(550,000)	—	(550,000)
Impairment loss on property, plant and equipment	(963,172)	—	(963,172)
Loss on sale of land and equipment	(722,209)	—	(722,209)
Other income, net	8,421	24,077	32,498
TOTAL OTHER EXPENSE	(2,540,975)	(87,282)	(2,628,257)
LOSS BEFORE INCOME TAXES	(4,133,237)	(612,206)	(4,745,443)

INCOME TAXES	1,290	320	1,610
NET LOSS	$(4,134,527)	$(612,526)	$(4,747,053)

Weighted average number of common shares outstanding – basic and diluted	19,340,230	19,247,311
Basic and diluted net loss per share	$(0.21)	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

Cullen Agricultural Holding Corp. and Subsidiaries
(a development stage company)
Consolidated Statement of Changes in Stockholders’ Equity

For the Period From June 3, 2009 (inception) through December 31, 2010

				Deficit accumulated
	Common Stock		Additional	during the
	Shares	Amount	Paid-in Capital	development stage	Total

BALANCE - Beginning June 3, 2009 (inception)	—	$—	$—	$—	$—

Issuance of stock to initial stockholder – 100 shares at $0.0001 per share	100	—	100	—	100

Issuance of stock due to Merger – 19,247,211 shares at $0.0001 per share on October 22, 2009	19,247,211	1,925	6,061,820	—	6,063,745

Net loss for the period from June 3, 2009 (inception) through December 31, 2009	—	—	—	(612,526)	(612,526)

BALANCE - December 31, 2009	19,247,311	1,925	6,061,920	(612,526)	5,451,319
Issuance of stock at $5.95 per share	8,403	1	49,999	—	50,000
Issuance of stock at $2.00 per share	375,000	38	749,962	—	750,000
Net loss for the year ended December 31, 2010	—	—	—	(4,134,527)	(4,134,527)
BALANCE - December 31, 2010	19,630,714	$1,964	$6,861,881	$(4,747,053)	$2,116,792

The accompanying notes are an integral part of these consolidated financial statements.

Cullen Agricultural Holding Corp. and Subsidiaries

(a development stage company)

Consolidated Statements of Cash Flows

		For the period from	For the period from
		June 3, 2009	June 3, 2009
	For the year ended	(inception) through	(inception) through
	December 31, 2010	December 31, 2009	December 31, 2010

Cash Flows from Operating Activities
Net loss	(4,134,527)	(612,526)	(4,747,053)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of property and equipment	722,209	-	722,209
Depreciation and amortization	37,018	2,639	39,657
Impairment loss on property, plant and equipment	963,172	-	963,172
Changes in operating assets and liabilities:
Rent receivable	7,461	(7,461)	-
Cattle held for sale	(286,588)	-	(286,588)
Inventory	(25,002)	-	(25,002)
Prepaid expenses and other current assets	52,027	(86,083)	(34,056)
Federal tax receivable	1,349,969	-	1,349,969
Accrued expenses	(106,776)	466,558	359,782
Accrued settlement fee	550,000	-	550,000
TOTAL ADJUSTMENTS	3,263,490	375,653	3,639,143
NET CASH USED IN OPERATING ACTIVITIES	(871,037)	(236,873)	(1,107,910)

Cash Flows from Investing Activities
Purchases of property and equipment	(280,080)	(561,769)	(841,849)
Proceeds from sale of property and equipment	4,730,873	-	4,730,873
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	4,450,793	(561,769)	3,889,024

Cash Flows from Financing Activities
Repayment of mortgage payable to related party	(5,450,655)	(986,343)	(6,436,998)
Repayment to affiliates	(227,314)	19,434	(207,880)
Advances from affiliates	210,037	-	210,037
Cash acquired in reverse merger	-	3,057,755	3,057,755
Proceeds from issuance of common stock	750,000	-	750,000
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(4,717,932)	2,090,846	(2,627,086)
NET (DECREASE) INCREASE IN CASH	(1,138,176)	1,292,204	154,028

CASH - Beginning	1,292,204	-	-
CASH - Ending	154,028	1,292,204	154,028

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$376,054	$13,657	$389,711
Taxes	-	-	-
Non-cash investing and financing activities:
Acquisition of property, plant and equipment through issuance of debt	$40,120	-	$40,120
Acquisition of land through issurance of debt	-	-	-
Issuance of common stock to settle accrued expenses	$50,000	-	$50,000
Conversion of interest payable into mortgage payable to related party	$176,709	-	$176,709
On October 22, 2009, the Company completed its reverse merger and recapitalization by acquiring certain assets and assuming certain liabilities:
Tax refund receivable	-	$1,349,969	$1,349,969
Land and land improvements	-	$8,560,482	$8,560,482
Loan payable	-	$(6,853,918)	$(6,853,918)
Accrued expenses	-	$(41,822)	$(41,822)
Due to affiliates	-	$(8,621)	$(8,621)
Issuance of stocks	-	$(1,925)	$(1,925)
Net non-cash recapitalization	-	$3,004,165	$3,004,165

The accompanying notes are an integral part of these consolidated financial statements.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES
(a development stage company)

NOTES TO THE CONSOLIDATED  FINANCIAL STATEMENTS

Note 1.   Organization, Business Operations, Significant Accounting Policies and Going Concern Consideration

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

On October 22, 2009, $538,810,161 was held in Triplecrown’s trust account. Upon consummation of the Merger, the funds were disbursed as follows: $149,007,989 to stockholders who voted against the Merger and elected to convert their shares into a pro rata portion of the Triplecrown trust account (approximately $9.76 per share); $384,950,260  to the third parties who entered into stock purchase agreements with Triplecrown pursuant to which Triplecrown agreed to purchase such parties’ Triplecrown shares in connection with the Merger; $1,154,157 in fees paid to Victory Park Capital Advisors, LLC for the aggregation of shares from such third parties; the remaining $3,697,755 from Triplecrown’s trust account was received by the Company upon consummation of the Merger. Of this amount, $640,000 was used to pay expenses and fees associated with the transaction, resulting in net proceeds to the Company of $3,057,755. The net proceeds received by the Company were to be used for general working capital purposes.

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

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES
(a development stage company)

NOTES TO THE CONSOLIDATED  FINANCIAL STATEMENTS

Note 1.   Organization, Business Operations, Significant Accounting Policies and Going Concern Consideration, continued

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cullen Agritech, including its wholly owned subsidiary, Natural Dairy Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Going Concern Consideration

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company is a development stage company and has incurred a net loss of $4,747,053 for the period from June 3, 2009 (inception) through December 31, 2010, and has $154,028 of cash as of December 31, 2010. Additionally, upon the consummation of the Merger, the Company issued to Cullen Holdings a promissory note in the amount of $6,853,918, representing part of the purchase price of a certain piece of land to be used by the Company following the Closing (see Note 4 to the Company’s consolidated financial statements). This amount was to be repaid to Cullen Holdings at the consummation of the Merger but sufficient funds were not available.   The parties amended the terms of the promissory note to extend the maturity date to January 20, 2012.  The promissory note accrues interest at the rate of 8% per annum.  As of December 31, 2010, the Company had repaid Cullen Holdings $6,650,000 of the note, consisting of $6,436,998 of principal and $213,002 of interest, and $593,629 of the principal remained outstanding.

To date, we have not generated any revenue and will not do so until we have sufficient funds to implement our business plan. We have been in the process of attempting to obtain land development financing backed by the property we own and operate to support our working capital needs and implement our business plan.  However, due to the recent performance of similar types of farming operations in the SE United States, as well as the general economic downturn, financial institutions have been unwilling to provide such financing.  As a result, the Company has been unable to obtain the necessary funding to support the implementation of its business plan at this time. In order to continue to support its working capital needs and retire certain of its outstanding debt, during 2010, the Company entered into contracts with unrelated third parties for the sale of approximately 2,000 acres or approximately 56% of the land the Company originally purchased.. A third party is also obligated to purchase approximately 500 acres by September 1, 2011. The Company continues to explore the disposition of the remaining 1,146 acres it owns which is not under contract. However, there is no assurance that the Company will be successful in such efforts.

Additionally, the Company is in the process of exploring all financing and strategic alternatives available to it, including those unrelated to forage and animal sciences and farming systems which make up its current business plan in an effort to maximize shareholder value.  To this end, the Company has had preliminary discussions with potential merger candidates wishing to become publicly traded.  However, such discussions are only preliminary and no formal terms have been discussed or agreed to.  There is no assurance that the Company will be successful in any of such efforts.  If the Company is unable to secure additional financing or find another alternative, the Company will not have sufficient capital to implement its business plan and may be forced to suspend all operations until such time as capital or another alternative is available to it.  Until such time where the Company can dispose of the remaining land it currently owns or raise adequate financing to deploy its pasture based dairy and beef business plan, it has begun to utilize its pasture and general farming expertise to conduct various farming activities on the property. These activities include, but are not limited to, the growing of pasture to raise calves and the growing of corn for use as feed and sale to third parties.  The Company has sold portions of its unused land (as indicated above), reduced salaries paid to its employees and curtailed operations in order to raise capital and reduce operating expenses.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES

(a development stage company)

NOTES TO THE CONSOLIDATED  FINANCIAL STATEMENTS

Note 1.  Organization, Business Operations, Significant Accounting Policies and Going Concern Consideration, continued

Going Concern Consideration, continued

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if it is unable to continue as a going concern.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America ("GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash

The Company deems all highly liquid financial instruments purchased with an original maturity date of three months or less, to be cash equivalents.  At December 31, 2010 and December 31, 2009, there were no cash equivalents. Cash and cash equivalents are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 at each financial institution.  Cash balances maintained at financial institutions may, at times, exceed the FDIC limits.

Inventory

Inventory consists of feed inventory and investment in crops that are stated at lower of cost or market.  The Company capitalizes all direct and indirect costs until growing crops are harvested.  Harvested crops are reclassified to feed inventory until such crops are sold or used.  The related inventoried costs are recognized as cost of sale to provide an appropriate matching of expenses with the related revenue earned when the crops are sold.  Crops used to develop the Company’s animals are capitalized as part of the carrying value of such animal and are recognized as cost of sale when the animals are sold.  Feed inventory and investment in crops amounted to $7,677 and $17,325, respectively, as of December 31, 2010.

Property, Plant and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. The Company charges repairs and maintenance items to expense, while major improvements and betterments are capitalized.

Depreciation and amortization is provided on the straight-line method over the following estimated useful lives of the assets:

Buildings	15 years
Machinery and equipment	5 – 10 years
Transportation equipment	5 years
Land improvements	15 years

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES

(a development stage company)

NOTES TO THE CONSOLIDATED  FINANCIAL STATEMENTS

Note 1.   Organization, Business Operations, Significant Accounting Policies and Going Concern Consideration, continued

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with  Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360 “Plant, Property and Equipment,” for purposes of determining and measuring impairment of its long-lived assets other than goodwill. The Company’s policy is to review the value assigned to its long lived assets to determine if they have been permanently impaired by adverse conditions which may affect the Company whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  If the Company identifies a permanent impairment such that the carrying amount of the Company’s long lived assets is not recoverable using the sum of an undiscounted cash flow projection, the impaired asset is adjusted to its estimated fair value, based on an estimate of future discounted cash flows which becomes the new cost basis for the impaired asset.  Considerable management judgment is necessary to estimate undiscounted future operating cash flows and fair values and, accordingly, actual results could vary significantly from such estimates.

Loss Per Share

The Company follows the provisions of FASB  ASC 260, “Earnings Per Share” (“ASC 260”). In accordance with ASC 260, earnings per common share amounts (“Basic EPS”) are computed by dividing earnings by the weighted average number of common shares outstanding for the period. Earnings per common share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive options, warrants, and other potential common stock outstanding during the period. ASC 260 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. The effect of the Merger has been given retroactive application in the EPS calculation. At December 31, 2010 and 2009, there were 74,000,000 warrants outstanding that were not included in the calculation of diluted EPS because the effects of these securities would have been anti-dilutive.

Basic earnings per share is calculated using the average number of common shares outstanding and diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding warrants using the “treasury stock method.”

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, "Income Taxes" ("ASC 740"). ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax basis of the Company's assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management's opinion, adequate provisions for income taxes have been made. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. The Company has identified its federal tax return and its state tax return in Georgia as "major" tax jurisdictions. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's consolidated financial statements. Since the Company was incorporated on June 3, 2009, the evaluation was performed for the 2009 and 2010 tax year. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES

(a development stage company)

NOTES TO THE CONSOLIDATED  FINANCIAL STATEMENTS

Note 1.   Organization, Business Operations, Significant Accounting Policies and Going Concern Consideration, continued

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.  There were no amounts accrued for penalties and interest as of or during the year ended December 31, 2010 or the period from June 3, 2009 (inception) through December 31, 2009.  The Company does not expect its uncertain tax position to change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recently Issued and Adopted Accounting Pronouncements

In December 2009, FASB issued ASU 2009-17,Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities , which replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. ASU 2009-17 also requires additional disclosures about an enterprise's involvement in variable interest entities. ASU 2009-17 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The adoption of ASU 2009-17 did not have a material impact on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the consolidated financial statements.

Note 2 – Merger

On September 4, 2009, the Company entered into the Merger Agreement. Parties to the Merger Agreement included the Company, Triplecrown, the Merger Sub, Cullen Agritech and Cullen Holdings (the “Parties”).  Pursuant to the Merger Agreement, the Parties (i) merged Triplecrown into the Company, with the Company being the surviving public entity and (ii) merged Merger Sub into Cullen Agritech, with Cullen Agritech being the surviving subsidiary of the Company.  The Merger was consummated on October 22, 2009.  As a result, the holders of common stock and warrants of Triplecrown received like securities of the Company, on a one-to-one basis, in exchange for their existing securities, except that 11,380,000 shares of the 13,800,000 shares of common stock owned by Triplecrown’s founding shareholders and directors were cancelled.  The shares of Cullen Agritech’s common stock were converted into 15,881,148 shares of the Company’s common stock as purchase consideration. Upon consummation of the Merger, the Company became the sole owner of Cullen Agritech’s common stock.

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

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES

(a development stage company)

NOTES TO THE CONSOLIDATED  FINANCIAL STATEMENTS

Note 2.   Merger, continued

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

Note 3 – Property, Plant and Equipment

At December 31, 2010 and December 31, 2009, property, plant and equipment consisted of the following:

	December 31, 2010	December 31, 2009

Land	$2,623,214	$8,445,606
Buildings	66,099	185,375
Machinery and equipment	154,229	6,170
Website	3,328	3,328
Land improvements	$176,626	$481,772
	3,023,496	9,122,251

Less: Accumulated depreciation and amortization	36,956	2,639

Property, plant and equipment, net	$2,986,540	$9,119,612

Depreciation and amortization expense for the period from June 3, 2009 (inception) through December 31, 2010 was $39,657. For the year ended December 31, 2010 and for the period June 3, 2009 (inception) through December 31, 2009, depreciation and amortization expense was $37,018 and $2,639, respectively.

During 2010, the Company assessed the recoverability of the carrying value of its property, plant and equipment.  The assessment resulted in an impairment charge of $963,172. This charge reflects the amounts by which the carrying values of these assets exceed their estimated fair values.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES
(a development stage company)

NOTES TO THE CONSOLIDATED  FINANCIAL STATEMENTS

Note 4.   Mortgage Payable – Related Party

In connection with the Merger, Triplecrown and Natural Dairy entered into a contract to purchase a certain piece of land to be used by us following consummation of the Merger. The total purchase price of the land was $8,662,500. Triplecrown paid an initial deposit of $866,250 on the land. On August 10, 2009, Triplecrown, Natural Dairy and the seller of the land extended the closing date for the land purchase and Triplecrown paid an additional deposit on the land of $833,750, interest of $48,070 and a leasing fee to use the land of $3,518 for a total additional deposit of $885,338.  Natural Dairy closed on this contract and purchased the land on October 16, 2009.  The balance of the purchase price for such land was paid by Natural Dairy, which funds were advanced to it by Cullen Holdings.  Upon the Closing, we issued to Cullen Holdings a promissory note in the amount of $6,853,918, representing the part of the purchase price that was advanced by Cullen Holdings. This amount was to be repaid to Cullen Holdings at the Closing but sufficient funds were not available.  On March 30, 2010, the Company issued a new note in replacement of the existing note which was past due. The new promissory note is in the amount of $5,066,985 and accrues interest at 8% per annum and is due on January 20, 2011. In consideration of this extension, the Company granted to Cullen Holdings a mortgage on the land that is the subject of the promissory note. On March 2, 2011, the parties further amended the terms of the promissory note to extend the maturity date to January 20, 2012.  The promissory note accrues interest at the rate of 8% per annum.  As of December 31, 2010, the Company had repaid Cullen Holdings $6,650,000 of the note, consisting of $6,436,998 of principal and $213,002 of interest. For the year ended December 31, 2010 and for the period from June 3, 2009 (inception) through December 31, 2009, we incurred interest expense of $313,282 and $111,359 respectively, related to this note. At December 31, 2010 and December 31, 2009 mortgage payable to a related party consisted of $593,629 and $5,867,575, respectively.

Note 5.   Other Income (Expense)

During January 2010, the Company signed an Agreement with Battle Lumber Co., Inc. for the sale and removal of merchantable timber located on part of our property. During the year ended December 31, 2010, Battle Lumber Co. removed a portion of the timber and the Company recorded income $79,961, which is included in other income.

In January 2010, the Company entered into an agreement with Canoochee River Plantation, LLC, pursuant to which the Company sold 340 of non irrigated land for $613,170. The Company estimates the original purchase price for this land to be $594,794 and has recorded a gain from the sale of this property of $6,321 which is included in other income, net during the year ended December 31, 2010.

In June 2010, the Company entered into second agreement with Canoochee River Plantation, LLC, pursuant to which the Company sold 240 acres of land for $776,688. The Company estimates the original purchase price for this land to be $807,239 and has recorded a loss from the sale of this property of $53,489 which is included in other income, net during the year ended December 31, 2010.

In September 2010, the Company entered into an agreement with Mossy Creek Plantation, LLC, pursuant to which the Company sold 95 acres of land for $170,244. The Company estimates the original purchase price for this land to be $ 165,192 and has recorded a loss from the sale of this property of $3,641 which is included in other income, net during the year ended December 31, 2010.

On September 28, 2010, the Company entered into a Sales Contract (“Mims Agreement”) with Benny Mims pursuant to which the Company sold approximately 500 acres of land for approximately $1.6 million. The Company estimates the original purchase price for this land to be $1,926,567 and have recorded a loss from the sale of this property of $385,739, which is included in other income, net during the year ended December 31, 2010.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES
(a development stage company)

NOTES TO THE CONSOLIDATED  FINANCIAL STATEMENTS

Note 5.   Other Income (Expense), continued

On October 15, 2010, the Company entered into a new Sales Contract with Landee Acres, LLC (“Landee”) pursuant to which the Company sold to Landee approximately 700 acres of land for an aggregate of $1.45 million. The Company estimates the original purchase price for this land to be $1,645,392 and have recorded a loss from the sale of this property of $252,148, which is included in other income, net during the year ended December 31, 2010. This sale of 700 acres closed on October 26, 2010. Landee is also obligated to purchase an additional approximate 500 acres of land for approximately $1.49 million, which approximates the carry value of the land as of December 31, 2010, by September 1, 2011; provided however that if the sale is consummated on or before March 31, 2011, the purchase price for this land would be reduced by $50,000.

On October 22, 2010, the Company entered into a sales contract with Don and Alisa Burke pursuant to which the Company sold approximately 154 acres of land for approximately $289,000.  The Company estimates the original purchase price for this land to be $312,988 and have recorded a loss from the sale of this property of $36,214, which is included in other income, net during the year ended December 31, 2010.

For the year ended December 31, 2010, we recognized a gain on sale of equipment totaling $2,701 which is included in loss on sale of land and equipment during the year ended December 31, 2010.

Cullen Holdings held a mortgage on the acres of land sold during 2010 and released the Company from such mortgage in order for the Company to consummate the sales. The Company used approximately $5.7 million of the proceeds from the sales of the land to repay remaining amounts outstanding under the existing promissory note held by Cullen Holdings.

During the year ended December 31, 2010, the Company sold a large portion of the corn it produced to Hart Acquisitions, LLC (“Hart”), an affiliate of Dr. Richard Hart Watson, an employee of the Company, for approximately $143,473. The cost to produce that corn was approximately $114,778. The Company has recorded a gain from the sale of corn of $28,695, which is included in other income, net during the year ended December 31, 2010.

On June 1, 2010, the Company entered into an agreement with an unrelated third party for the lease of 753 acres of the Company’s property, from June 1, 2010 through December 31, 2010. This area of land consists of 500 irrigated acres and 253 non irrigated acres. The agreement calls for the unrelated third party to pay, in advance, $175 per acre of irrigated land and $50 per acre of non irrigated land. The Company received $100,150 for the lease of this land during June 2010, which is included in other income, net during the year ended December 31, 2010.

On June 1, 2010, the Company entered into an agreement with Hart for the lease of 120 acres of the Company’s property, from June 1, 2010 through December 31, 2010. This area of land consists of 100 irrigated acres and 20 non irrigated acres. The agreement calls for Hart to pay, in advance, $175 per acre of irrigated land and $50 per acre of non irrigated land. The Company has received $18,500 for the lease of this land during June 2010, which is included in other income, net during the year ended December 31, 2010.

During 2010, the Company assessed the recoverability of the carrying value of its property, plant and equipment.  The assessment resulted in an impairment charge of $963,172, which is included in other income, net during the year ended December 31, 2010. This charge reflects the amounts by which the carrying values of these assets exceed their estimated fair values.

On August 2, 2010, the Company entered into a Beef Grazing Agreement (“Grazing Agreement”) with FPL Foods LLC (“FPL”) pursuant to which the Company grazed FPL’s cattle on land leased and owned by the Company from August 1, 2010 through January 15, 2011.  During March 2011, the Company and FPL agreed that effective December 31, 2010, cattle would be returned to FPL and the Company and FPL would be released of their obligations. The Company recorded a loss related to the Grazing Agreement of $202,465, which is included in other income, net during the year ended December 31, 2010.

The Company recognized interest income and hay income, totaling $9,313, which is included in other income, net during the year ended December 31, 2010. The Company also recognized a loss from legal settlement and calf deaths totaling $550,000, and $25,732 respectively, which is included in other income, net during the year ended December 31, 2010.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES

(a development stage company)

NOTES TO THE CONSOLIDATED  FINANCIAL STATEMENTS

Note 6.   Stock Transactions

On January 25, 2010, the Company issued 8,403 shares of Common Stock valued at $50,000, at the time of issuance, to Ladenburg Thalmann & Co. Inc. as compensation for services performed related to the Merger.

In October and November 2010, the Company issued a total of 375,000 shares of Common Stock for an aggregate purchase price of $750,000 (or $2.00 per share) to two investors in a private placement.

Note 7 – 2009 Long-Term Incentive Equity Plan

The Company’s 2009 Long-Term Incentive Equity Plan (the “Plan”) permits the granting of stock options, stock appreciation rights, restricted stock and other stock based awards to officers, employees, directors and consultants of the Company for up to 2,405,914 shares.  The Company believes that such awards better align the interest of its employees with those of its shareholders.  Option awards are granted with an exercise price equal to the market price on the date of grant and they generally vest over a three year period and expire between 5 and 10 years from the date of issuance.  Stock appreciation rights may be awarded in tandem with an option and shall no longer be exercisable upon termination or the exercise of the related option.  The term of the stock appreciation right is determined by the Plan’s committee.  Restricted stock and other stock based awarded at the discretion of the Plan’s committee.  As of December 31, 2010 and for the period from June 3, 2009 (inception) through December 31, 2009, there have been no awards granted under this Plan.

Note 8 – Income Taxes

The components of the income tax provision are as follows:

	For the year ended December 31, 2010	For the Period from June 3, 2009 (inception) through December 31, 2009	For the Period from June 3, 2009 (inception) through December 31, 2010
Current:
Federal	$-	$-	$-
State	1,290	320	1,610

Deferred:
Federal	(1,403,266)	(207,255)	(1,610,521)
State	(163,439)	(24,139)	(187,578)
	(1,565,415)	(231,074)	(1,796,489)
Change in valuation allowance	1,566,705	231,394	1,798,099

Income tax expense	$1,290	$320	$1,610

Deferred income taxes, if applicable, are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	For the year ended December 31, 2010	For the Period from June 3, 2009 (inception) through December 31, 2009
Deferred tax assets:
Legal settlement	$208,780	$-
Impairment loss	365,620	-
Loss on sale of fixed assets	18,802	-
Net operating loss carry forwards	1,212,196	231,394
Other	13,260	-
Total deferred tax assets	1,818,658	231,394
Deferred tax liabilities:
Depreciation and amortization	(20,559)	-
Total deferred tax liability	(20,559)	-
Change in valuation allowance	(1,798,099)	(231,394)
Net deferred tax asset	$-	$-

As of December 31, 2010 and 2009, the Company has an estimated net operating loss carry forward of $3,193,351 and $609,572, respectively, which begin to expire starting in 2029.  If realized, it would have an estimated tax benefit of approximately $1,212,196.   The Company has determined that the deferred tax asset has no value at this time, as the Company does not believe it will utilize these losses in the future, and accordingly has recorded a valuation allowance of 100% of the deferred tax asset.

A reconciliation of the provision for income taxes with the amounts computed by applying the statutory Federal income tax to income from continuing operations before provision for income taxes is as follows:

	For the year ended December 31, 2010	For the Period from June 3, 2009 (inception) through December 31, 2009
Tax provision at statutory	34%	34%
State and local taxes (net of federal benefit)	4%	4%
Change in valuation allowance and non-deductible items	(38%)	(38%)
Effective tax rate	0	0

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES
(a development stage company)

NOTES TO THE CONSOLIDATED  FINANCIAL STATEMENTS

Note 9.   Related Parties

During the year ended December 31, 2010, Hart incurred costs related to the operations of Cullen Agritech and Natural Dairy of a combined total of $136,805.  These costs consisted of property related expenses of $35,645, and employee related expenses of $101,159. During the year ended December 31, 2010, the Company, incurred costs related to the operations of Hart of $244,369.  These costs consisted of $225,869 of property related expenses and $18,500 of lease related expense. As of the December 31, 2010, $10,778 was due to Hart.

From June 3, 2009 (inception) through December 31, 2009, Hart funded part of the operations of both Cullen Agritech and Natural Dairy and incurred costs of a combined total of $47,307.  These costs consisted of $5,114 of property related expenses and $42,193 of employee related expenses. As of December 31, 2009, $20,251 was repaid to Hart and the remainder of $27,055, was repaid during February 2010.

From June 3, 2009 (inception) through December 31, 2009, Cullen Investments Limited, an entity controlled by Eric J. Watson, our Chief Executive Officer, Secretary, Chairman of the Board and Treasurer, funded part of the operations of both Cullen Agritech and Natural Dairy and incurred costs of a combined total of $114,937.  These costs consisted of $69,553 of legal expenses, $28,398 of corporate formational costs and $16,986 of travel costs. As of December 31, 2009, $113,937 was repaid to Cullen Investments Limited and $1,000 is payable and included in due to affiliate.

On February 2, 2010, the Company signed an Escrow Agreement (“Escrow Agreement”) related to the procurement and purchase of 350 cows, for which the Company had paid a deposit. During June 2010, Hart assumed all rights and obligations related to this contract and in return repaid the Company for all deposits and costs, including interest, related to this contract.

Note 10.   Commitments and Contingencies

Litigation

The Company is not party to any litigation.  However, on December 9, 2009, a second amended class action complaint, styled Goodman v. Watson, et al., was filed in the Court of Chancery of the State of Delaware against the former directors of Triplecrown.  The complaint alleges that the defendants breached their fiduciary duties and their duty of disclosure in connection with the Merger.  The plaintiff seeks, as alternative remedies, damages in the amount of approximately $9.74 per share, to have Triplecrown’s trust account restored and distributed pro rata to members of the putative class, a quasi-appraisal remedy for members of the putative class, and an opportunity for members of the putative class to exercise conversion rights in connection with the Merger.  The defendants filed an answer on December 23, 2009. On January 18, 2011, the Company and the former directors entered into a stipulation of settlement with the plaintiff.  Pursuant to the stipulation, the class action will be resolved, and all claims will be dropped, in exchange for an aggregate payment to the class of up to $1.4 million, of which $550,000 will be paid by the Company and the balance will be paid by our insurance carrier.  The stipulation is subject to review and approval by the Court of Chancery, and is subject to potential objections by permissible claimants.  If the stipulation is not approved or an acceptable settlement cannot be reached, the defendants intend to defend this action vigorously.  If the court finds in favor of the plaintiff (who represents a purported class of stockholders that held approximately 490,000 shares of Triplecrown’s common stock) and the defendants are required to pay damages to the plaintiff (which could be approximately $5 million), the Company will have an obligation to indemnify the defendants for such damages.  In such event, the Company will seek to recover such payments from its D&O insurance carrier as the Company believes such claims are covered by its insurance policies.  However, there is no assurance that the carrier will agree in this analysis and not deny coverage of such claims.  If this occurred, our financial condition and business operations could be materially adversely affected. Accordingly, the Company accrued $550,000 which represents management’s estimate of the Company’s exposure in connection with this litigation.

Triplecrown is currently under an audit by the Internal Revenue Service for the tax year ended October 22, 2009.  The audit is in the early stages and the outcome is uncertain.  However, management believes that the tax positions taken on Triplecrown’s income tax return will be sustained on its technical merit. If Triplecrown is not successful, the Company will be forced to pay any liability, as Triplecrown no longer exists as a result of the Merger.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES
(a development stage company)

NOTES TO THE CONSOLIDATED  FINANCIAL STATEMENTS

Note 11.   Subsequent Events

On March 1, 2011, the Company entered into an agreement with Hart for the lease of 120 acres of the Company’s property, from January 1, 2011 through August 31, 2011. This area of land consists of 100 irrigated acres and 20 non irrigated acres. The agreement calls for Hart to pay, in advance, $117 per acre of irrigated land and $33 per acre of non irrigated land. The Company is due to receive $12,360 for the lease of this land.

The Company evaluates events that occurred after the balance sheet date but before the consolidated financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non recognized subsequent events, except as noted above, that would have required adjustment or disclosure in the consolidated financial statements.