Form 10-Q
period 2011-03-31
Cullen Agricultural Holding Corp
filed 2011-05-13
CIK 1471256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011

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

As of May 13, 2011, 19,630,714 shares of common stock, par value $.0001 per share, were issued and outstanding.

CULLEN AGRICULTURAL HOLDING CORP.

FORM 10-Q FOR THE QUARTER ENDED March 31, 2011

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010	4
Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2011 and 2010 and for the period from June 3, 2009 (inception) through March 31, 2011	5
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited) for the period from June 3, 2009 (inception) through March 31, 2011	6
Condensed Consolidated Statement of Cash Flows (Unaudited) for the three months ended March 31, 2011 and 2010 and for the period from June 3, 2009 (inception) through March 31, 2011	7
Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	18
Item 4. Controls and Procedures	18
Part II. Other Information
Item 1. Legal Proceedings	19
Item 6. Exhibits	19
Signatures	20

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q of Cullen Agricultural Holding Corp., and the information incorporated by reference in it, include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). References in this report to “we,” “us”, “our company” or “the Company” refer to Cullen Agricultural Holding Corp.

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

The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in this Quarterly Report in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2011 in the section entitled "Risk Factors." Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Cullen Agricultural Holding Corp. and Subsidiaries
(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011
	(unaudited)	December 31, 2010
ASSETS
CURRENT ASSETS
Cash	$--	$154,028
Cattle held for sale	322,201	286,588
Inventory	28,834	25,002
Prepaid expenses and other current assets	25,651	34,056

Total Current Assets	376,686	499,674

PROPERTY, PLANT AND EQUIPMENT, Net	2,973,584	2,986,540

TOTAL ASSETS	$3,350,270	$3,486,214
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Cash overdraft	$85,247	$--
Accrued expenses	123,781	174,895
Accrued settlement fee	550,000	550,000
Mortgage payable, related party	593,629	--
Due to affiliates	12,578	10,778
Deferred Income	7,782	--
Current portion of note payable	9,605	9,605

Total Current Liabilities	1,382,622	745,278

OTHER LIABILITIES
Mortgage payable, related party	--	593,629
Non current portion of note payable	30,515	30,515

Total Other Liabilities	30,515	624,144

TOTAL LIABILITIES	1,413,137	1,369,422

STOCKHOLDERS' EQUITY
Preferred stock - $0.0001 par value; authorized 1,000,000 shares;
no shares issued and outstanding	—	—
Common stock, par value $0.0001; 200,000,000 shares authorized;
19,630,714 shares issued and outstanding	1,964	1,964
Additional paid-in capital	6,861,881	6,861,881
Deficit accumulated during the development stage	(4,926,712)	(4,747,053)

TOTAL STOCKHOLDERS' EQUITY	1,937,133	2,116,792

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,350,270	$3,486,214

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Cullen Agricultural Holding Corp. and Subsidiaries
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

			For the period from
	For the Three	For the Three	June 3, 2009
	months ended	months ended	(inception) through
	March 31, 2011	March 31, 2010	March 31, 2011

Revenues	$—	$—	$—

General and administrative expenses	130,549	530,818	2,247,735

LOSS FROM OPERATIONS	(130,549)	(530,818)	(2,247,735)

OTHER (EXPENSE) INCOME
Interest expense - related party	(11,710)	(102,819)	(436,351)
Interest expense - note payable	(287)	—	(1,020)
Legal settlement	—	—	(550,000)
Impairment loss on property, plant and equipment	—	—	(963,172)
Loss on sale of land and equipment	—	—	(722,209)
Other (expense) income, net	(36,786)	39,506	(4,288)

TOTAL OTHER (EXPENSE) INCOME	(48,783)	(63,313)	(2,677,040)

LOSS BEFORE INCOME TAXES	(179,332)	(594,131)	(4,924,775)

INCOME TAXES	327	347	1,937

NET LOSS	$(179,659)	$(594,478)	$(4,926,712)

Weighted average number of common shares outstanding – basic and diluted	19,630,714	19,253,473

Basic and diluted net loss per share	$(0.01)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cullen Agricultural Holding Corp. and Subsidiaries
(a development stage company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)
For the Period From June 3, 2009 (inception) Through March 31, 2011

				Deficit accumulated
	Common Stock		Additional	during the
	Shares	Amount	Paid-in Capital	development stage	Total

BALANCE - Beginning June 3, 2009 (inception)	—	$—	$—	$—	$—

Issuance of stock to initial stockholder – 100 shares at $0.0001 per share	100	—	100	—	100

Issuance of stock due to Merger – 19,247,211 shares at $0.0001 per share on October 22, 2009	19,247,211	1,925	6,061,820	—	6,063,745

Net loss for the period from June 3, 2009 (inception) through December 31, 2009	—	—	—	(612,526)	(612,526)

BALANCE - December 31, 2009	19,247,311	1,925	6,061,920	(612,526)	5,451,319

Issuance of stock at $5.95 per share	8,403	1	49,999	—	50,000

Issuance of stock at $2.00 per share	375,000	38	749,962	—	750,000

Net loss for the year ended December 31, 2010	—	—	—	(4,134,527)	(4,134,527)

BALANCE - December 31, 2010	19,630,714	1,964	6,861,881	(4,747,053)	2,116,792
Net loss for the three months ended March 31, 2011	—	—	—	(179,659)	(179,659)

BALANCE - March 31, 2011	19,630,714	$1,964	$6,861,881	$(4,926,712)	$1,937,133

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cullen Agricultural Holding Corp. and Subsidiaries
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
For the Period From June 3, 2009 (inception) Through March 31, 2011

	Three months ended		For the period from June 3, 2009 (inception) through
	March 31, 2011	March 31, 2010	March 31, 2011
Cash Flows from Operating Activities
Net loss	$(179,659)	$(594,478)	$(4,926,712)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) Loss on sale of property and equipment	-	(6,321)	722,209
Depreciation and amortization	12,956	4,110	52,613
Impairment loss on property, plant and equipment	-	-	963,172
Changes in operating assets and liabilities:
Rent receivable	-	6,461	-
Cattle held for sale	(35,613)	-	(322,201)
Inventory	(3,832)	-	(28,834)
Prepaid expenses and other current assets	9,348	(125,523)	(24,707)
Federal tax receivable	(943)	(318)	1,349,026
Accrued expenses	(51,114)	(137,732)	308,667
Deferred revenue	7,782	-	7,782
Accrued settlement fee	-	-	550,000
NET CASH USED IN OPERATING ACTIVITIES	(241,075)	(853,801)	(1,348,985)

Cash Flows from Investing Activities
Purchases of property and equipment	-	(32,679)	(841,849)
Proceeds from sale of property and equipment	-	601,295	4,730,873
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	568,616	3,889,024

Cash Flows from Financing Activities
Cash overdraft	85,247	-	85,247
Repayment of mortgage payable to related party	-	(977,299)	(6,436,998)
Repayment to affiliates	(27,652)	(4,080)	(235,532)
Advances from affiliates	29,452	-	239,489
Cash acquired in reverse merger	-	-	3,057,755
Proceeds from issuance of common stock	-	-	750,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	87,047	(981,379)	(2,540,039)
NET DECREASE IN CASH	(154,028)	(1,266,564)	-
CASH - Beginning	154,028	1,292,204	-
CASH - Ending	$-	$25,640	$-
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$22,701	$389,711
Taxes	$1,250	$675	$1,250
Non-cash investing and financing activities:
Acquisition of property, plant and equipment through issuance of debt	$-	$-	$40,120
Issuance of common stock to settle accrued expenses	$-	$50,000	$50,000
Conversion of interest payable into mortgage payable to related party	$-	$176,709	$176,709
On October 22, 2009, the Company completed its reverse merger and recapitalization by acquiring certain assets and assuming certain liabilities:
Tax refund receivable	$-	$-	$1,349,969
Land and land improvements	-	-	8,560,482
Loan payable	-	-	(6,853,918)
Accrued expenses	-	-	(41,822)
Due to affiliates	-	-	(8,621)
Issuance of stock	-	-	(1,925)
Net non-cash recapitalization	$-	$-	$3,004,165

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PART I.
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES
(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1. Interim Financial Information, Organization, Business Operations, Significant Accounting Policies and Going Concern Consideration

Basis of Presentation

Cullen Agricultural Holding Corp’s (the “Company”, “we”, “us” or “our”) accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. In addition, the December 31, 2010 balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.

We are a development stage company and to date have not generated any revenue. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2010 filed on March 25, 2011. The accounting policies used in preparing these unaudited condensed consolidated financial statements are consistent with those described in the December 31, 2010 audited financial statements.

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

Liquidity and Going Concern Consideration

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company is a development stage company and has incurred a net loss of $4,926,712 for the period from June 3, 2009 (inception) through March 31, 2011, and has no cash as of March 31, 2011. Additionally, upon the consummation of the Merger, the Company issued to Cullen Holdings a promissory note in the amount of $6,853,918, representing part of the purchase price of a certain piece of land to be used by the Company following the Closing (see Note 3 to the Company’s condensed consolidated financial statements). This amount was to be repaid to Cullen Holdings at the consummation of the Merger but sufficient funds were not available.   The parties subsequently amended the terms of the promissory note to extend the maturity date to January 20, 2012.  The promissory note accrues interest at the rate of 8% per annum.  As of March 31, 2011, the Company had repaid Cullen Holdings $6,650,000 of the note, consisting of $6,436,998 of principal and $213,002 of interest, and $593,629 of the principal remained outstanding.

To date, we have not generated any revenue and will not do so until we have sufficient funds to implement our business plan. We have been in the process of attempting to obtain land development financing backed by the property we own and operate to support our working capital needs and implement our business plan.  However, due to the recent performance of similar types of farming operations in the Southeast United States, as well as the general economic downturn, financial institutions have been unwilling to provide such financing.  As a result, the Company has been unable to obtain the necessary funding to support the implementation of its business plan at this time. In order to continue to support its working capital needs and retire certain of its outstanding debt, during 2010, the Company entered into contracts with unrelated third parties for the sale of approximately 2,000 acres or approximately 56% of the land the Company originally purchased. Two unrelated third parties are also obligated to purchase approximately 500 acres by September 1, 2011 and 1,035 acres by December 31, 2011 for a purchase price of $1.5 million and $1.6 million, respectively. The Company continues to explore the disposition of the remaining 79 acres it owns, which is not under contract. However, there is no assurance that the Company will be successful in such efforts or that the outstanding contracts will be consummated (see Note 7, Subsequent Events).

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES
(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1.  Interim Financial Information, Organization, Business Operations, Significant Accounting Policies and Going Concern Consideration, continued

Additionally, the Company is in the process of exploring all financing and strategic alternatives available to it, including those unrelated to forage and animal sciences and farming systems which make up its current business plan in an effort to maximize shareholder value.  To this end, the Company has had preliminary discussions with potential merger candidates wishing to become publicly traded.  However, such discussions are only preliminary and no formal terms have been discussed or agreed to.  There is no assurance that the Company will be successful in any of such efforts.  If the Company is unable to secure additional financing or find another alternative, the Company will not have sufficient capital to implement its business plan and may be forced to suspend all operations until such time as capital or another alternative is available to it.  Until such time where the Company can dispose of the remaining land it currently owns or raise adequate financing to deploy its pasture based dairy and beef business plan, it has begun to utilize its pasture and general farming expertise to conduct various farming activities on the property. These activities include, but are not limited to, the growing of pasture to raise calves.  The Company has sold portions of its unused land (as indicated above), reduced salaries paid to its employees and curtailed operations in order to raise capital and reduce operating expenses.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary if it is unable to continue as a going concern.

Inventory

Inventory consists of feed inventory and investment in crops that are stated at lower of cost or market.  The Company capitalizes all direct and indirect costs until growing crops are harvested.  Harvested crops are reclassified to feed inventory until such crops are sold or used.  The related inventoried costs are recognized as cost of sale to provide an appropriate matching of expenses with the related revenue earned when the crops are sold.  Crops used to develop the Company’s animals are capitalized as part of the carrying value of such animal and are recognized as cost of sale when the animals are sold.  Feed inventory and investment in crops amounted to $15,537 and $13,297, respectively, as of March 31, 2011, and $7,677 and $17,325, respectively, as of December 31, 2010.

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

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES
(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1.  Interim Financial Information, Organization, Business Operations, Significant Accounting Policies and Going Concern Consideration, continued

Loss Per Share

The Company follows the provisions of FASB ASC 260, “Earnings Per Share” (“ASC 260”). In accordance with ASC 260, earnings per common share amounts (“Basic EPS”) are computed by dividing earnings by the weighted average number of common shares outstanding for the period. Earnings per common share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive options, warrants, and other potential common stock outstanding during the period. ASC 260 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. The effect of the Merger has been given retroactive application in the EPS calculation. At March 31, 2011 and December 31, 2010, there were 74,000,000 warrants outstanding that were not included in the calculation of Diluted EPS because the effects of these securities would have been anti-dilutive.

Basic earnings per share is calculated using the average number of common shares outstanding and diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding warrants using the “treasury stock method.”

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, "Income Taxes" ("ASC 740"). ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax basis of the Company's assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management's opinion, adequate provisions for income taxes have been made. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. The Company has identified its federal tax return and its state tax return in Georgia as "major" tax jurisdictions. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's consolidated financial statements. Since the Company was incorporated on June 3, 2009, the evaluation was performed for the 2009 and 2010 tax year. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position or results of operations.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of income tax expense.  There were no amounts accrued for penalties and interest for the three months ended March 31, 2011 and March 30, 2010 or the period from June 3, 2009 (inception) through March 31, 2011.  The Company does not expect its uncertain tax position to change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recently Issued and Adopted Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the condensed consolidated financial statements.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES
(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 2 – Property and Equipment

At March 31, 2011 and December 31, 2010, property and equipment consisted of the following:

	March 31, 2011	December 31, 2010

Land	$2,623,214	$2,623,214
Buildings	66,099	66,099
Machinery and equipment	154,229	154,229
Website	3,328	3,328
Land improvements	176,626	176,626
	3,023,496	3,023,496

Less: Accumulated depreciation and amortization	49,912	36,956

Property and equipment, net	$2,973,584	$2,986,540

Depreciation and amortization expense for the period from June 3, 2009 (inception) through March 31, 2011 was $52,613. For three ended March 31, 2011 and March 31, 2010 depreciation and amortization expense was $12,956, and $4,110, respectively.

During 2010, the Company assessed the recoverability of the carrying value of its property and equipment.  The assessment resulted in an impairment charge of $963,172. This charge reflects the amounts by which the carrying values of these assets exceed their estimated fair values.  There was no impairment charge recorded for the three months ended March 31, 2011 and 2010.

Note 3.  Mortgage Payable – Related Party

In connection with the Merger, Triplecrown and Natural Dairy entered into a contract to purchase a certain piece of land to be used by us following consummation of the Merger. The total purchase price of the land was $8,662,500. Triplecrown paid an initial deposit of $866,250 on the land. On August 10, 2009, Triplecrown, Natural Dairy and the seller of the land extended the closing date for the land purchase and Triplecrown paid an additional deposit on the land of $833,750, interest of $48,070 and a leasing fee to use the land of $3,518 for a total additional deposit of $885,338.  Natural Dairy closed on this contract and purchased the land on October 16, 2009.  The balance of the purchase price for such land was paid by Natural Dairy, which funds were advanced to it by Cullen Holdings.  Upon the Closing, we issued to Cullen Holdings a promissory note in the amount of $6,853,918, representing the part of the purchase price that was advanced by Cullen Holdings. This amount was to be repaid to Cullen Holdings at the Closing but sufficient funds were not available.  On March 30, 2010, the Company issued a new note in replacement of the existing note which was past due. The amended promissory note was in the amount of $5,066,985 and accrued interest at 8% per annum and was due on January 20, 2011. In consideration of this extension, the Company granted to Cullen Holdings a mortgage on the land that is the subject of the promissory note. On March 2, 2011, the parties further amended the terms of the promissory note to extend the maturity date to January 20, 2012.  The promissory note accrues interest at the rate of 8% per annum.  As of March 31, 2011, the Company had repaid Cullen Holdings $6,650,000 of the note, consisting of $6,436,998 of principal and $213,002 of interest. For the three months ended March 31, 2011 and 2010 and for the period from June 3, 2009 (inception) through March 31, 2011, we incurred interest expense of $11,710, $102,819, and $436,351 respectively, related to this note. At March 31, 2011 and December 31, 2010 mortgage payable to a related party consisted of $593,629.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES
(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 4.  Other Income

On March 1, 2011, the Company entered into an agreement with Hart Acquisitions LLC (“Hart”), an affiliate of one of the Company’s directors, for the lease of 120 acres of the Company’s property, from January 1, 2011 through August 31, 2011. This area of land consists of 100 irrigated acres and 20 non irrigated acres. The agreement calls for Hart to pay, in advance, $117 per acre of irrigated land and $33 per acre of non irrigated land. During March 2011 the Company received $12,360 for the lease of this land, of which $7,782 is included in deferred income. The Company has recorded $4,578 rental income from this lease which is included in other income (expense), net in the consolidated statements of operations for the three months ended March 31, 2011.

On August 2, 2010, the Company entered into a Beef Grazing Agreement (“Grazing Agreement”) with FPL Foods LLC (“FPL”) pursuant to which the Company grazed FPL’s cattle on land leased and owned by the Company from August 1, 2010 through January 15, 2011.  During March 2011, the Company and FPL agreed that effective December 31, 2010, cattle would be returned to FPL and the Company and FPL would be released of their obligations. The Company recorded a loss related to the Grazing Agreement of $30,319, which is included in other income (expense), net during the three months ended March 31, 2011.

The Company also recorded a loss related to calf deaths of $11,045, which is included in other income, net during the three months ended March 31, 2011.  For the three months ended March 31, 2010, total other income was $39,506, which consisted primarily of $32,185 income from sales of timber and $6,321 gain from sales of land.

Note 5.  Related Parties

During the three months ended March 31, 2011 and 2010, Hart incurred costs related to the operations of Cullen Agritech and Natural Dairy of a combined total of $27,378 and $22,975, respectively.  These costs consisted of property related expenses of $12,939, and employee related expenses of $14,439 for the three months ended March 31, 2011 and property related expenses of $44 and employee related expenses of $22,931 for the three months ended March 31, 2010. During the three months ended March 31, 2011 and 2010, the Company, incurred costs related to the operations of Hart of $14,800 and $0, respectively.  These costs consisted of property related expenses. As of March 31, 2011 and December 31, 2010, $12,578 and $10,778, respectively, was due to Hart.

Note 6.  Commitments and Contingencies

Litigation

The Company is not party to any litigation.  However, on December 9, 2009, a second amended class action complaint, styled Goodman v. Watson, et al., was filed in the Court of Chancery of the State of Delaware against the former directors of Triplecrown.  The complaint alleges that the defendants breached their fiduciary duties and their duty of disclosure in connection with the Merger.  The plaintiff seeks, as alternative remedies, damages in the amount of approximately $9.74 per share, to have Triplecrown’s trust account restored and distributed pro rata to members of the putative class, a quasi-appraisal remedy for members of the putative class, and an opportunity for members of the putative class to exercise conversion rights in connection with the Merger.  The defendants filed an answer on December 23, 2009. On January 18, 2011, the Company and the former directors entered into a stipulation of settlement with the plaintiff.  Following notice, on April 5, 2011, the Court held a hearing at which it, among other things,  certified the proposed class and approved the settlement.   The order approving the settlement was entered on April 5, 2011. Pursuant to the settlement approved by the Court, the class action will be resolved, and all claims will be dismissed with prejudice, in exchange for an aggregate payment to the class of up to $1.4 million, of which up to $550,000 will be paid by the Company and the balance will be paid by our insurance carrier.  Members of the class will be sent additional information relating to their rights in relation to the settlement and instructions on how to participate in such settlement. The Company accrued $550,000 at March 31, 2011 and December 31, 2010 which represents management’s estimate of the Company’s exposure in connection with this litigation.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES
(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 7.  Subsequent Events

During April 2011, the Internal Revenue Service completed its audit of Triplecrown for the tax year ended October 22, 2009, December 31, 2008 and December 31, 2007 and concluded that no change be made to the tax positions taken on Triplecrown’s income tax returns.

In addition, on April 6, 2011, Cullen Holdings loaned the Company $100,000. This loan has the same terms as the outstanding mortgage payable currently held by Cullen Holdings (which bears interest at the rate of 8% per year, is due on January 20, 2012 and is secured by a mortgage on certain land we own).  As a result of the $100,000 loan, the Company issued an amended and restated promissory note of $693,629.

On April 29, 2011, the Company entered into a Sales Contract (“Agreement”) with Wilbert Roller, Jr. (“Buyer”) pursuant to which the Company will sell to Buyer approximately 1,035 acres of land for approximately $1,625,000, of which $100,000 was paid on signing and the balance is due on closing of the transaction.  It is anticipated that the closing of the purchase will take place on or before December 31, 2011.  The Company has also agreed to lease the land to the Buyer until December 31, 2011 for $50,000.

The Company evaluates events that occurred after the balance sheet date but before the condensed consolidated financial statements are issued. Based upon the evaluation, except as noted above, the Company did not identify any recognized or non recognized subsequent events, that would have required adjustment or disclosure in the condensed consolidated financial statements through the date the financial statements were issued.

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

We were incorporated in Delaware on August 27, 2009.  We were formed in order to allow Triplecrown Acquisition Corp. (“Triplecrown”), a blank check company, to complete a business combination (the “Merger”) with Cullen Agritech, as contemplated by the Agreement and Plan of Reorganization, dated as of September 4, 2009, as amended, among us, Triplecrown, CAT Merger Sub, Inc. (“Merger Sub”), Cullen Agritech and Cullen Inc. Holdings Ltd. (“Cullen Holdings”). Prior to the Merger, we were a wholly owned subsidiary of Triplecrown, Merger Sub was our wholly owned subsidiary and Cullen Holdings was the sole stockholder of Cullen Agritech. Pursuant to the Merger, (i) Triplecrown merged with and into the Company with the Company surviving as the new publicly-traded corporation and (ii) Merger Sub merged with and into Cullen Agritech with Cullen Agritech surviving as the Company’s wholly owned subsidiary. As a result of the Merger, the former security holders of Triplecrown and Cullen Agritech became our security holders and we became a public holding company, operating through Cullen Agritech. The Merger is more fully described in our December 31, 2010 report on Form 10-K filed on March 25, 2011.

Strategic Alternatives

We have been in the process of attempting to obtain land development financing backed by the property we own and operate to support our working capital needs and implement our business plan. However, due to the recent performance of similar types of farming operations in the region, as well as the general economic downturn, financial institutions have been unwilling to provide such financing. As a result, we have been unable to obtain the necessary funding to support the implementation of our business plan at this time. Accordingly, we are in the process of exploring all financing and strategic alternatives available to us, including the possibility of disposing of or leasing portions of our land in order to continue to support our working capital needs and retire certain of our outstanding debt to reduce our interest obligations. During 2010, we entered into contracts with unrelated third parties for the sale of approximately 2,000 acres or approximately 56% of the land we originally purchased. Two unrelated third parties are obligated to purchase approximately 500 acres by September 1, 2011 and 1,035 acres by December 31, 2011.  However, there is no assurance that the outstanding contracts will be consummated by the buyers.

We continue to explore the disposition of the remaining 79 acres we own and not under contract to sell. Additionally, we have reduced salaries paid to our employees and curtailed operations in order to reduce operating expenses. We will also look to explore alternative opportunities available to us unrelated to forage and animal sciences and farming systems which makes up our current business plan in an effort to maximize shareholder value. To this end, we have had preliminary discussions with potential merger candidates wishing to become publicly traded. However, such discussions are only preliminary and no formal terms have been discussed or agreed to. There is no assurance that we will be successful in such efforts. If we are unable to secure additional financing or find another alternative, we will not have sufficient capital to implement our business plan and may be forced to suspend all operations until such time as capital or another alternative is available to us.

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

Results of Operations and Financial Condition

We are a development stage company. Since October 22, 2009, our activities have been primarily focused on raising capital to fund our business plan and the sale of land to meet our working capital requirements and repay our outstanding debt. Prior to October 22, 2009, we and our wholly-owned subsidiary were “shell companies” and conducted no business operations and did not own or lease any real estate or other property. Our activities during this time were limited to our organization, the preparation and filing with the SEC of a Registration Statement on Form S-4 and other matters related to the Merger. To date, we have not generated any revenue.

Results of Operations for the Three Months Ended March 31, 2011 and March 31, 2010

For the three months ended March 31, 2011, we had a net loss of $179,659. Our expenses of $130,549 for three months ended March 31, 2011 consisted primarily of legal, accounting and consulting fees, payroll and employee related expenses, and other general corporate and administrative expenses of $44,512, $13,591, $19,945, and $52,501, respectively. For the three months ended March 31, 2010, the Company had a net loss of $594,478. Our expenses of $530,818 for three months ended March 31, 2010 consisted primarily of legal, accounting and consulting fees, payroll and employee related expenses, and other general corporate and administrative expenses of $161,879, $98,599, $192,515, and $77,825, respectively.  The expenses related to the three months ended March 31, 2011 were lower due to us having reduced staff and operations during the second half of 2010.

For the period from June 3, 2009 (inception) through March 31, 2011, the Company had a net loss of $4,926,712. The Company’s expenses of $2,247,735 consisted primarily of legal, accounting and consulting fees, payroll and employee related expenses, and other general corporate and administrative expenses of $586,117, $384,733, $831,963, and $444,922, respectively.

Additionally, upon the closing of the Merger (the “Closing”), we issued to Cullen Holdings a promissory note in an initial amount of $6,853,918, as more fully described below in the section entitled “Financial Condition and Liquidity.” During the three months ended March 31, 2011, we had interest expenses of $11,710 and $102,819, respectively, related to this promissory note.  We had other interest expense of $287 and $0 for the 3 months ended March 31, 2011 and March 31, 2010, respectively.

For the three months ended March 31, 2011, we had other expense, net of $36,786 related to losses related to beef operations, rental income and losses related to calf deaths, as well as a $327 provision for income tax. For the three months ended March 31, 2010, we had other income of $39,506 related to the sale of timber and gain from the sale of land and a $347 provision for income tax.

Liquidity and Capital Resources

During the period from June 3, 2009 (inception) through March 31, 2011, we did not have any sources of revenue and incurred a net loss of $4,926,712. As of December 31, 2010, we had $154,028 of available cash and a working capital deficiency of $245,604. As of March 31, 2011, we had no available cash and a working capital deficiency of $1,005,936.

Upon the Closing of the Merger, we issued to Cullen Holdings a promissory note in the amount of $6,853,918, representing part of the purchase price of a certain piece of land to be used by us following the Closing (see Note 3 to the condensed consolidated financial statements). The note was to be repaid as soon as practicable but no later than January 20, 2010 (90 days from the date of issuance). It was intended that the note would be repaid to Cullen Holdings at Closing of the Merger but sufficient funds were not available. On March 30, 2010, Cullen Holdings agreed to extend the maturity date of the note to January 20, 2011. In consideration of this extension, the Company granted to Cullen Holdings a mortgage on certain land we own. On March 2, 2011, Cullen Holdings agreed to extend the maturity date of the note to January 20, 2012. The note accrues interest at the rate of 8% per annum. As of March 31, 2011, we had repaid Cullen Holdings $6,650,000 of the note (consisting of $6,436,998 of principal and $213,002 of interest) and $593,629 of the principal remained outstanding. Cullen Holdings is an affiliate of Eric J. Watson, our Chief Executive Officer and Treasurer, and is the holder of approximately 57% of the Company’s outstanding common stock.

In addition, on April 6, 2011, Cullen Holdings loaned the Company $100,000. This loan has the same terms as the outstanding mortgage payable currently held by Cullen Holdings (which bears interest at the rate of 8% per year, is due on January 20, 2012 and is secured by a mortgage on certain land we own).  As a result of the $100,000 loan, the Company issued an amended and restated promissory note of $693,629.

On April 29, 2011, the Company entered into a Sales Contract (“Agreement”) with Wilbert Roller, Jr. (“Buyer”) pursuant to which the Company will sell to Buyer approximately 1,035 acres of land for approximately $1,625,000, of which $100,000 was paid on signing and the balance is due on closing of the transaction.  It is anticipated that the closing of the purchase will take place on or before December 31, 2011.  The Company has also agreed to lease the land to the Buyer until December 31, 2011 for $50,000.

As more fully described above in the section entitled “Strategic Alternatives,” we have been in the process of attempting to obtain land development financing secured by the property we own and operate to support our working capital needs and implement our business plan. However, due to the recent performance of farming operations in the Southeastern United States, as well as the general economic downturn, financial institutions have been unwilling to provide such financing. As a result, we have been unable to obtain the necessary funding to support the implementation of our business plan at this time. Accordingly, we are in the process of exploring all financing and strategic alternatives available to us. There is no assurance, however, that we will be successful in such efforts. If we are unable to secure additional debt or equity financing or find another alternative, our funds may not be sufficient to execute our business plan or satisfy our liabilities. These factors raise substantial doubt about our ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Contractual Obligations

On October 15, 2010, the Company entered into a Sales Contract with Landee Acres, LLC (“Landee”) pursuant to which Landee is also obligated to purchase approximately 500 acres of land for approximately $1.49 million, which approximates the carry value of the land as of March 31, 2011, by September 1, 2011.

On March 1, 2011, the Company entered into an agreement with Hart Acquisitions LLC (“Hart”), an affiliate of one of our directors, for the lease of 120 acres of the Company’s property, from January 1, 2011 through August 31, 2011. This area of land consists of 100 irrigated acres and 20 non irrigated acres. The agreement calls for Hart to pay, in advance, $117 per acre of irrigated land and $33 per acre of non irrigated land. The Company has received $12,360 for the lease of this land.

On April 29, 2011, the Company entered into a Sales Contract (“Agreement”) with Wilbert Roller, Jr. (“Buyer”) pursuant to which the Company will sell to Buyer approximately 1,035 acres of land for approximately $1,625,000, of which $100,000 was paid on signing and the balance is due on closing of the transaction.  The purchase price approximates the carry value of the land as of March 31, 2011. It is anticipated that the closing of the purchase will take place on or before December 31, 2011.  The Company has also agreed to lease the land to the Buyer until December 31, 2011 for $50,000.

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the unaudited condensed consolidated financial statements. However certain accounting policies are particularly important to the portrayal of financial position and results of operations and require the application of significant judgments by management. In applying those policies, management used its judgment to determine the appropriate assumptions to be used in determination of certain estimates. Our accounting policy will be to use estimates based on terms of existing contracts, observance of trends in the industry and information available from outside sources, as appropriate.

See Recently Issued and Adopted Accounting Pronouncements in Note 1 to the unaudited condensed consolidated interim financial statements in Item 1.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file with the SEC is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and treasurer (our principal executive and principal financial and accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011.

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 6 to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this report, which is incorporated herein by reference.

ITEM 6.	EXHIBITS

(a)	Exhibits:

10.1	Amendment dated March 2, 2011 to Promissory Note Issued to Cullen Inc. Holdings Ltd.

31	Section 302 Certification by CEO and Treasurer

32	Section 906 Certification by CEO and Treasurer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2011

CULLEN AGRICULTURAL HOLDING CORP.

/s/ Eric J. Watson
Eric J. Watson
Chairman of the Board, Chief Executive Officer, Secretary and Treasurer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)