Form 10-Q
period 2011-06-30
Cullen Agricultural Holding Corp
filed 2011-08-15
CIK 1471256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒           Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011

☐           Transition report under Section 13 or 15(d) of the Exchange Act of 1934
For the transition period from _____________ to _____________

Commission File Number 000-53806

Cullen Agricultural Holding Corp.
(Exact Name of Issuer as Specified in Its Charter)

Delaware	27-0863248
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1431 N Jones Plantation Road, Millen, Georgia 30442
(Address of Principal Executive Office)

(706) 621-6737
(Issuer’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

As of August 12, 2011, 19,630,714 shares of common stock, par value $.0001 per share, were issued and outstanding.

CULLEN AGRICULTURAL HOLDING CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2011

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	2
Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2011 and 2010 and for the period from June 3, 2009 (inception) through June 30, 2011	3
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited) for the period from June 3, 2009 (inception) through June 30, 2011	4
Condensed Consolidated Statement of Cash Flows (Unaudited) for the six months ended June 30, 2011 and 2010 and for the period from June 3, 2009 (inception) through June 30, 2011	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 4. Controls and Procedures	17
Part II. Other Information
Item 1. Legal Proceedings	18
Item 6. Exhibits	18
Signatures	19

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

Cullen Agricultural Holding Corp. and Subsidiaries
(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2011
	(unaudited)	December 31, 2010
CURRENT ASSETS
Cash	$47,949	$154,028
Cattle held for sale	396,518	286,588
Inventory	580	25,002
Prepaid expenses and other current assets	22,756	34,056

Total Current Assets	467,803	499,674

PROPERTY, PLANT AND EQUIPMENT, Net	2,961,173	2,986,540

TOTAL ASSETS	$3,428,976	$3,486,214

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses	$127,531	$174,895
Deposit on sale of land	100,000	--
Accrued settlement fee	--	550,000
Mortgage payable, related party	693,629	--
Due to affiliates	28,865	10,778
Deferred Income	86,080	--
Current portion of note payable	9,883	9,605

Total Current Liabilities	1,045,988	745,278

OTHER LIABILITIES
Mortgage payable, related party	--	593,629
Non current portion of note payable	20,632	30,515

Total Other Liabilities	20,632	624,144

TOTAL LIABILITIES	1,066,620	1,369,422

STOCKHOLDERS' EQUITY
Preferred stock - $0.0001 par value; authorized 1,000,000 shares; no shares issued and outstanding	--	--
Common stock, par value $0.0001; 200,000,000 shares authorized; 19,630,714 shares issued and outstanding	1,964	1,964
Additional paid-in capital	6,861,881	6,861,881
Deficit accumulated during the development stage	(4,501,489)	(4,747,053)

TOTAL STOCKHOLDERS' EQUITY	2,362,356	2,116,792

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,428,976	$3,486,214

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Cullen Agricultural Holding Corp. and Subsidiaries
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

					For the period from
	For the Three	For the Three	For the Six	For the Six	June 3, 2009
	months ended	months ended	months ended	months ended	(inception) through
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010	June 30, 2011

Revenues	$--	$--	$--	$--	$--

General and administrative expenses	135,088	437,473	265,637	968,291	2,382,823

LOSS FROM OPERATIONS	(135,088)	(437,473)	(265,637)	(968,291)	(2,382,823)

OTHER INCOME (EXPENSE)
Interest expense - related party	(13,703)	(97,951)	(25,413)	(200,770)	(450,054)
Interest expense - note payable	(255)	(93)	(542)	(93)	(1,275)
Legal settlement recovery	550,000	--	550,000	--	--
Impairment loss on property, plant and equipment	--	--	--	--	(963,172)
Loss on sale of land and equipment	--	--	--	--	(722,209)
Other income (expense), net	25,099	20,565	(11,689)	60,071	20,809

TOTAL OTHER INCOME (EXPENSE)	561,141	(77,479)	512,356	(140,792)	(2,115,901)

INCOME (LOSS) BEFORE INCOME TAXES	426,053	(514,952)	246,719	(1,109,083)	(4,498,724)

INCOME TAXES	828	315	1,155	662	2,765

NET INCOME (LOSS)	$425,225	$(515,267)	$245,564	$(1,109,745)	$(4,501,489)

Weighted average number of common shares outstanding – basic and diluted	19,630,714	19,255,714	19,630,714	19,629,600

Basic and diluted net income (loss) per share	$0.02	$(0.03)	$0.01	$(0.06)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cullen Agricultural Holding Corp. and Subsidiaries
(a development stage company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)
For the Period From June 3, 2009 (inception) Through June 30, 2011

				Deficit accumulated
	Common Stock		Additional	during the
	Shares	Amount	Paid-in Capital	development stage	Total

BALANCE - Beginning June 3, 2009 (inception)	--	$--	$--	$--	$--

Issuance of stock to initial stockholder – 100 shares at $0.0001 per share	100	--	100	--	100

Issuance of stock due to Merger – 19,247,211 shares at $0.0001 per share on October 22, 2009	19,247,211	1,925	6,061,820	--	6,063,745

Net loss for the period from June 3, 2009 (inception) through December 31, 2009	--	--	--	(612,526)	(612,526)

BALANCE - December 31, 2009	19,247,311	1,925	6,061,920	(612,526)	5,451,319

Issuance of stock at $5.95 per share	8,403	1	49,999	--	50,000

Issuance of stock at $2.00 per share	375,000	38	749,962	--	750,000

Net loss for the year ended December 31, 2010	--	--	--	(4,134,527)	(4,134,527)

BALANCE - December 31, 2010	19,630,714	1,964	6,861,881	(4,747,053)	2,116,792
Net income for the six months ended June 30, 2011	--	--	--	245,564	245,564

BALANCE - June 30, 2011	19,630,714	1,964	$6,861,881	$(4,501,489)	$2,362,356

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cullen Agricultural Holding Corp. and Subsidiaries
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	For the Six months ended		For the period from June 3, 2009 (inception) through
	June 30, 2011	June 30, 2010	June 30, 2011
Cash Flows from Operating Activities
Net income (loss)	$245,564	$(1,109,745)	$(4,501,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of property and equipment	-	44,467	722,209
Depreciation and amortization	25,367	24,679	65,024
Impairment loss on property, plant and equipment	-	-	963,172
Changes in operating assets and liabilities:
Rent receivable	-	7,461	-
Cattle held for sale	(109,930)	(223,134)	(396,518)
Inventory	24,422	(118,880)	(580)
Prepaid expenses and other current assets	11,300	45,930	(22,756)
Federal tax receivable	-	1,349,341	1,349,969
Accrued expenses	(47,364)	(90,303)	312,418
Deferred income	86,080	102,017	86,080
Deposit on Sale of land	100,000	-	100,000
Accrued settlement fee	(550,000)	-	-
NET CASH (USED IN) PROVIDED BYOPERATING ACTIVITIES	(214,561)	31,833	(1,322,471)

Cash Flows from Investing Activities
Purchases of property and equipment	-	(185,656)	(841,849)
Proceeds from sale of property and equipment	-	1,358,477	4,730,873
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	1,172,821	3,889,024

Cash Flows from Financing Activities
Repayment of mortgage payable to related party	-	(1,961,248)	(6,436,998)
Proceeds from increase in mortgage payable to related party	100,000	-	100,000
Repayment to affiliates	(49,627)	(23,929)	(276,941)
Advances from affiliates	67,714	-	297,185
Payments on note payable	(9,605)	-	(9,605)
Cash acquired in reverse merger	-	-	3,057,755
Proceeds from issuance of common stock	-	-	750,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	108,482	(1,985,177)	(2,518,604)
NET INCREASE (DECREASE) IN CASH	(106,079)	(780,523)	47,949

CASH - Beginning	154,028	1,292,204	-
CASH - Ending	$47,949	$511,681	$47,949

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,163	$38,752	$390,874
Taxes	$3,185	$1,300	$3,185
Non-cash investing and financing activities:
Acquisition of property, plant and equipment through issuance of debt	$-	$40,120	$40,120
Issuance of common stock to settle accrued expenses	$-	$50,000	$50,000
Conversion of interest payable into mortgage payable to related party	$-	$176,709	$176,709
On October 22, 2009, the Company completed its reverse merger and recapitalization by acquiring certain assets and assuming certain liabilities:
Tax refund receivable	$-	$-	$1,349,969
Land and land improvements	-	-	8,560,482
Loan payable	-	-	(6,853,918)
Accrued expenses	-	-	(41,822)
Due to affiliates	-	-	(8,621)
Issuance of stock	-	-	(1,925)
Net non-cash recapitalization	$-	$-	$3,004,165

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PART I.
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES
(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1.   Interim Financial Information, Organization, Business Operations, Significant Accounting Policies and Going Concern Consideration

Basis of Presentation

Cullen Agricultural Holding Corp.’s (the “Company”, “we”, “us” or “our”) accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. In addition, the December 31, 2010 balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.

We are a development stage company and to date have not generated any revenue. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes there to for the fiscal year ended December 31, 2010 filed on March 25, 2011. The accounting policies used in preparing these unaudited condensed consolidated financial statements are consistent with those described in the December 31, 2010 audited financial statements.

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

Liquidity and Going Concern Consideration

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company is a development stage company and has incurred a net loss of $4,501,489 for the period from June 3, 2009 (inception) through June 30, 2011, and has $47,949 of cash as of June 30, 2011. Additionally, upon the consummation of the Merger, the Company issued to Cullen Holdings a promissory note in the amount of $6,853,918, representing part of the purchase price of a certain piece of land to be used by the Company following the closing (see Note 3 to the Company’s condensed consolidated financial statements). This amount was to be repaid to Cullen Holdings at the consummation of the Merger but sufficient funds were not available.  The parties subsequently amended the terms of the promissory note to extend the maturity date to January 20, 2012.  In addition, on April 6, 2011, Cullen Holdings loaned the Company $100,000 under the same terms as the outstanding mortgage payable currently held by Cullen Holdings.  As a result of the $100,000 loan, the Company issued an amended and restated promissory note of $693,629. As of June 30, 2011, $693,629 of the principal remained outstanding.  This amount was repaid by the Company in August 2011 (see Note 8).

To date, we have not generated any revenue and will not do so until we have sufficient funds to implement our business plan. We have been in the process of attempting to obtain land development financing backed by the property we own and operate to support our working capital needs and implement our business plan.  However, due to the recent performance of similar types of farming operations in the Southeast United States, as well as the general economic downturn, financial institutions have been unwilling to provide such financing.  As a result, the Company has been unable to obtain the necessary funding to support the implementation of its business plan at this time. In order to continue to support its working capital needs and retire certain of its outstanding debt, during 2010, the Company entered into contracts with unrelated third parties for the sale of approximately 2,000 acres or approximately 56% of the land the Company originally purchased. An unrelated third party is also obligated to purchase approximately 1,035 acres by December 31, 2011 for a purchase price of $1,600,000. The Company continues to explore the disposition of the remaining 79 acres it owns, which is not under contract. However, there is no assurance that the Company will be successful in such efforts or that the outstanding contracts will be consummated (see Note 4).

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES
(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1.  Interim Financial Information, Organization, Business Operations, Significant Accounting Policies and Going Concern Consideration, continued

Additionally, the Company is in the process of exploring all financing and strategic alternatives available to it, including those unrelated to forage and animal sciences and farming systems which make up its current business plan in an effort to maximize shareholder value.  To this end, the Company has had preliminary discussions with potential merger candidates wishing to become publicly traded.  However, such discussions are only preliminary and no formal terms have been discussed or agreed to.  There is no assurance that the Company will be successful in any of such efforts.  If the Company is unable to secure additional financing or find another alternative, the Company will not have sufficient capital to implement its business plan and may be forced to suspend all operations until such time as capital or another alternative is available to it.  Until such time where the Company can dispose of the remaining land it currently owns or raise adequate financing to deploy its pasture based dairy and beef business plan, it has begun to utilize its pasture and general farming expertise to conduct various farming activities on the property. This activity includes, but is not limited to, the growing of pasture to raise calves.  The Company has sold portions of its unused land (as indicated above), reduced salaries paid to its employees and curtailed operations in order to raise capital and reduce operating expenses.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary if it is unable to continue as a going concern.

Cattle Held for Sale

Crops used to develop the Company's animals are capitalized as part of the carrying value of such animal and included in cattle held for sale on the condensed consolidated balance sheet. In addition, cattle held for sale is stated at lower of cost or market.

Inventory

Inventory consists of feed inventory and investment in crops that are stated at lower of cost or market.  The Company capitalizes all direct and indirect costs until growing crops are harvested.  Harvested crops are reclassified to feed inventory until such crops are sold or used.  The related inventoried costs are recognized as cost of sale to provide an appropriate matching of expenses with the related revenue earned when the crops are sold.  Crops used to develop the Company’s animals are capitalized as part of the carrying value of such animal and are recognized as cost of sale when the animals are sold.  Feed inventory and investment in crops amounted to $580 and $0, respectively, as of June 30, 2011, and $7,677 and $17,325, respectively, as of December 31, 2010.

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

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES
(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1.  Interim Financial Information, Organization, Business Operations, Significant Accounting Policies and Going Concern Consideration, continued

Loss Per Share

The Company follows the provisions of FASB ASC 260, “Earnings Per Share” (“ASC 260”). In accordance with ASC 260, earnings per common share amounts (“Basic EPS”) are computed by dividing earnings by the weighted average number of common shares outstanding for the period. Earnings per common share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive options, warrants, and other potential common stock outstanding during the period. ASC 260 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. The effect of the Merger has been given retroactive application in the EPS calculation. At June 30, 2011 and December 31, 2010, there were 74,000,000 warrants outstanding that were not included in the calculation of diluted EPS because the effects of these securities would have been anti-dilutive.

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

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of income tax expense.  There were no amounts accrued for penalties and interest for the three and six months ended June 30, 2011 and June 30, 2010 or the period from June 3, 2009 (inception) through June 30, 2011.  The Company does not expect its uncertain tax position to change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recently Issued and Adopted Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the condensed consolidated financial statements.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES
(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 2 – Property and Equipment

At June 30, 2011 and December 31, 2010, property and equipment consisted of the following:

	June 30, 2011	December 31, 2010

Land	$2,623,214	$2,623,214
Buildings	66,099	66,099
Machinery and equipment	154,229	154,229
Website	3,328	3,328
Land improvements	176,626	176,626
	3,023,496	3,023,496

Less: Accumulated depreciation and amortization	62,323	36,956

Property and equipment, net	$2,961,173	$2,986,540

Depreciation and amortization expense for the period from June 3, 2009 (inception) through June 30, 2011 was $65,024. For three months ended June 30, 2011 and 2010 depreciation and amortization expense was $12,411, and $20,571, respectively. For six months ended June 30, 2011 and 2010 depreciation and amortization expense was $25,367, and $24,679, respectively.

During 2010, the Company assessed the recoverability of the carrying value of its property and equipment.  The assessment resulted in an impairment charge of $963,172. This charge reflects the amounts by which the carrying values of these assets exceed their estimated fair values.  There was no impairment charge recorded for the six months ended June 30, 2011 and 2010.

Note 3.  Mortgage Payable – Related Party

In connection with the Merger, Triplecrown and Natural Dairy entered into a contract to purchase a certain piece of land to be used by us following consummation of the Merger. The total purchase price of the land was $8,662,500. Triplecrown paid an initial deposit of $866,250 on the land. On August 10, 2009, Triplecrown, Natural Dairy and the seller of the land extended the closing date for the land purchase and Triplecrown paid an additional deposit on the land of $833,750, interest of $48,070 and a leasing fee to use the land of $3,518 for a total additional deposit of $885,338.  Natural Dairy closed on this contract and purchased the land on October 16, 2009.  The balance of the purchase price for such land was paid by Natural Dairy, which funds were advanced to it by Cullen Holdings.  Upon the closing, we issued to Cullen Holdings a promissory note in the amount of $6,853,918, representing the part of the purchase price that was advanced by Cullen Holdings. This amount was to be repaid to Cullen Holdings at the closing but sufficient funds were not available.  On March 30, 2010, the Company issued a new note in replacement of the existing note which was past due. The amended promissory note was in the amount of $5,066,985 and accrued interest at 8% per annum and was due on January 20, 2011. In consideration of this extension, the Company granted to Cullen Holdings a mortgage on the land that is the subject of the promissory note. On March 2, 2011, the parties further amended the terms of the promissory note to extend the maturity date to January 20, 2012.  On April 6, 2011, Cullen Holdings loaned the Company an additional $100,000 and as a result, the Company issued an amended and restated promissory note of $693,629. As of June 30, 2011, the Company had repaid Cullen Holdings $6,650,000 of the note, consisting of $6,436,998 of principal and $213,002 of interest. The remainder of the note was repaid in August 2011 (see Note 8). For the three months ended June 30, 2011 and 2010, the six months ended June 30, 2011 and 2010, and for the period from June 3, 2009 (inception) through June 30, 2011, we incurred interest expense of $13,703, $97,951, $25,413, and $200,770 and $450,054 respectively, related to this note. At June 30, 2011 and December 31, 2010 mortgage payable to a related party was $693,629 and $593,629.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES
(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 4. Deposit on Sale of Land

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

Note 5.  Other Income

On March 1, 2011, the Company entered into an agreement with Hart Acquisitions LLC (“Hart”), an affiliate of one of the Company’s directors, for the lease of 120 acres of the Company’s property, from January 1, 2011 through August 31, 2011. This area of land consists of 100 irrigated acres and 20 non irrigated acres. The agreement calls for Hart to pay, in advance, $117 per acre of irrigated land and $33 per acre of non irrigated land. During March 2011 the Company received $12,360 for the lease of this land, of which $3,154 is included in deferred income as of June 30, 2011. The Company has recorded $4,628 and $9,206 of rental income from this lease for the three and six months ended June 30, 2011, respectively, which is included in other income (expense), net in the consolidated statements of operations.

On April 29, 2011, in conjunction with the Agreement discussed in Note 4, the Company entered into a lease agreement with Buyer pursuant to which the Company will lease 1,035 acres of the Company’s property through December 31, 2011. The Buyer prepaid the $50,000 lease rent on April 29, 2011. At June 30, 2011, $36,800 of the prepaid lease income is included in deferred income on the accompanying consolidated balance sheet. The Company has recorded $13,200 of rental income from this lease for both the three and six months ended June 2011, which is included in other income (expense), net in the consolidated statements of operations. The Company also recorded interest income related to this sales contract of $16,545, which is included in other income, net during the three and six months ended June 30, 2011.

On August 2, 2010, the Company entered into a Beef Grazing Agreement (“Grazing Agreement”) with FPL Foods LLC (“FPL”) pursuant to which the Company grazed FPL’s cattle on land leased and owned by the Company from August 1, 2010 through January 15, 2011.  The Company and FPL subsequently agreed that cattle would be returned to FPL and the Company and FPL would be released of their obligations. The Company recorded a loss related to the Grazing Agreement of $30,318, which is included in other income (expense), net during the six months ended June 30, 2011.

The Company also recorded a loss related to calf deaths of $9,275 and $20,320, which is included in other income, net during the three and six months ended June 30, 2011.

For the three months ended June 30, 2010, total other income was $20,565, which consisted primarily of $47,775 income from sales of timber, $7,945 of interest income, $15,633 rental income and $50,788 loss from sales of land. For the six months ended June 30, 2010, total other income was $60,071, which consisted primarily of $79,961 income from sales of timber, $7,945 of interest income, $16,632 of rental income and $44,467 loss from sales of land.

Note 6.  Related Parties

During the three months ended June 30, 2011 and 2010, Hart incurred costs related to the operations of Cullen Agritech and Natural Dairy of a combined total of $40,336 and $42,508, respectively.  These costs consisted of property related expenses of $28,636, and employee related expenses of $11,700 for the three months ended June 30, 2011 and property related expenses of $28,648 and employee related expenses of $13,860 for the three months ended June 30, 2010.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES
(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 6.  Related Parties (continued)

During the six months ended June 30, 2011 and 2010, Hart incurred costs related to the operations of Cullen Agritech and Natural Dairy of a combined total of $67,714 and $65,483, respectively.  These costs consisted of property related expenses of $41,575, and employee related expenses of $26,139 for the six months ended June 30, 2011 and property related expenses of $28,692 and employee related expenses of $36,791 for the three months ended June 30, 2010. As of June 30, 2011 and December 31, 2010, $28,865 and $10,778, respectively, was due to Hart.

Note 7.  Commitments and Contingencies

Litigation

The Company is not party to any litigation.  However, on December 9, 2009, a second amended class action complaint, styled Goodman v. Watson, et al., was filed in the Court of Chancery of the State of Delaware against the former directors of Triplecrown.  The complaint alleged that the defendants breached their fiduciary duties and their duty of disclosure in connection with the Merger.  The plaintiff sought, as an alternative remedy, damages in the amount of approximately $9.74 per share, to have Triplecrown’s trust account restored and distributed pro rata to members of the putative class, a quasi-appraisal remedy for members of the putative class, and an opportunity for members of the putative class to exercise conversion rights in connection with the Merger.  The defendants filed an answer on December 23, 2009. On January 18, 2011, the Company and the former directors entered into a stipulation of settlement with the plaintiff.  Following notice, on April 5, 2011, the Court held a hearing at which it, among other things,  certified the proposed class and approved the settlement.   The order approving the settlement was entered on April 5, 2011. Pursuant to the settlement approved by the Court, the class action will be resolved, and all claims will be dismissed with prejudice, in exchange for an aggregate payment to the class of up to $1.4 million, of which up to $550,000 will be paid by the Company and the balance will be paid by our insurance carrier. Following the notice, on April 5, 2011, the Court of Chancery held a hearing at which it, among other things, certified the proposed class and approved the Stipulation.  Members of the putative class had until June 30, 2011 to participate in the settlement.  As of June 30, 2011, holders (or former holders) of approximately 93,000 shares properly sought to participate in the settlement.  The Company’s insurance carrier paid the entire amount owed to these holders, resulting in no out of pocket liability to the Company for the settlement. The Company had accrued a loss of $550,000, which represented management’s estimate of the Company’s exposure in connection with the litigation.  The Company reversed this accrual as of June 30, 2011.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES
(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 8.  Subsequent Events

On July 13, 2011, the Company was notified by its attorney that the actual amount paid to the participants in the settlement was approximately $71,000 less than the $850,000 paid by the insurance company and that the $71,000 would be remitted to the Company. On July 19, 2011 the Company received approximately $71,000 which will be recognized as gain on settlement of litigation during the third quarter of 2011.

On October 15, 2010, the Company entered into a Sales Contract with Landee Acres, LLC (“Landee”) pursuant to which Landee is also obligated to purchase approximately 500 acres of land for approximately $1.49 million, which approximates the carry value of the land by September 1, 2011. On August 5, 2011 the sale of this land was completed. As a result of the sale, approximately $760,000 of the sale proceeds were used to repay the note held by Cullen Holdings in full.

The Company evaluates events that occurred after the balance sheet date but before the condensed consolidated interim financial statements are issued. Based upon the evaluation, except as noted above, the Company did not identify any recognized or non recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated interim financial statements through the date the financial statements were issued.

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

Strategic Alternatives

We have been in the process of attempting to obtain land development financing backed by the property we own and operate to support our working capital needs and implement our business plan. However, due to the recent performance of similar types of farming operations in the region, as well as the general economic downturn, financial institutions have been unwilling to provide such financing. As a result, we have been unable to obtain the necessary funding to support the implementation of our business plan at this time. Accordingly, we are in the process of exploring all financing and strategic alternatives available to us, including the possibility of disposing of or leasing portions of our land in order to continue to support our working capital needs and retire certain of our outstanding debt to reduce our interest obligations. During 2010, we entered into contracts with unrelated third parties for the sale of approximately 2,000 acres or approximately 56% of the land we originally purchased. An unrelated third party is obligated to purchase 1,035 acres by December 31, 2011.  However, there is no assurance that the outstanding contracts will be consummated by the Buyers.

We continue to explore the disposition of the remaining 79 acres we own and not under contract to sell. Additionally, we have reduced salary expense and curtailed operations in order to reduce operating expenses. We will also look to explore alternative opportunities available to us unrelated to forage and animal sciences and farming systems which makes up our current business plan in an effort to maximize shareholder value. To this end, we have had preliminary discussions with potential merger candidates wishing to become publicly traded. However, such discussions are only preliminary and no formal terms have been discussed or agreed to. There is no assurance that we will be successful in such efforts. If we are unable to secure additional financing or find another alternative, we will not have sufficient capital to implement our business plan and may be forced to suspend all operations until such time as capital or another alternative is available to us.

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

Results of Operations for the Three and Six Months Ended June 30, 2011 and June 30, 2010

For the three months ended June 30, 2011 and 2010, we had net income of $425,225 and a net loss of $515,267, respectively. Our general and administrative expenses of $135,088 for three months ended June 30, 2011 consisted primarily of legal, accounting and consulting fees, payroll and employee related expenses, and other general corporate and administrative expenses of $169, $59,876, $28,689, and $46,354, respectively. Our general and administrative expenses of $437,473 for three months ended June 30, 2010 consisted primarily of legal, accounting and consulting fees, payroll and employee related expenses, and other general corporate and administrative expenses of $84,693, $45,751, $215,662, and $91,367, respectively. For the three months ended June 30, 2011, we recognized other income (expense) of $561,141, consisting of $550,000 reversal of litigation accrual, $17,828 of rental income from leases, and $16,545 of interest income, partially offset by calf deaths and interest expense. For the three months ended June 30, 2010, we recognized other income (expense) of ($77,479), consisting of interest expense of $98,043 and loss from sales of land of $50,788, partially offset by $47,776 income from sales of timber, $7,945 of interest income, and $15,633 rental income.

For the six months ended June 30, 2011 and 2010, we had net income of $245,564 and a net loss of $1,109,745, respectively. Our general and administrative expenses of $265,637 for three months ended June 30, 2011 consisted primarily of legal, accounting and consulting fees, payroll and employee related expenses, and other general corporate and administrative expenses of $44,681, $73,467, $48,633, and $98,856, respectively. Our general and administrative expenses of $968,291 for six months ended June 30, 2010 consisted primarily of legal, accounting and consulting fees, payroll and employee related expenses, and other general corporate and administrative expenses of $246,573, $144,350, $408,481, and $168,887, respectively. For the six months ended June 30, 2011 we recognized other income (expense) of $512,356, consisting of $550,000 reversal of litigation accrual, $22,407 of rental income from leases, and $16,545 of interest income, partially offset by calf deaths of $20,320 and loss on grazing agreement of $30,318. For the six months ended June 30, 2010 we recognized other income (expense) of ($140,792), consisting of interest expense of $200,863 and loss from sales of land of $44,467, partially offset by $79,961 income from sales of timber, $7,945 of interest income, and $16,633 rental income.

Liquidity and Capital Resources

During the period from June 3, 2009 (inception) through June 30, 2011, we did not have any sources of revenue and incurred a net loss of $4,501,489. As of December 31, 2010, we had $154,028 of available cash and a working capital deficiency of $245,604. As of June 30, 2011, we had $47,949 available cash and a working capital deficiency of $578,185.

Upon the closing of the Merger, we issued to Cullen Holdings a promissory note in the amount of $6,853,918, representing part of the purchase price of a certain piece of land to be used by us following the closing (see Note 3 to the condensed consolidated financial statements). The note was to be repaid as soon as practicable but no later than January 20, 2010 (90 days from the date of issuance). It was intended that the note would be repaid to Cullen Holdings at closing of the Merger but sufficient funds were not available. On March 30, 2010, Cullen Holdings agreed to extend the maturity date of the note to January 20, 2011. In consideration of this extension, the Company granted to Cullen Holdings a mortgage on certain land we own. On March 2, 2011, Cullen Holdings agreed to extend the maturity date of the note to January 20, 2012. In addition, on April 6, 2011, Cullen Holdings loaned the Company $100,000 under the same terms as the outstanding mortgage payable currently held by Cullen Holdings.  As a result of the $100,000 loan, the Company issued an amended and restated promissory note of $693,629. As of June 30, 2011, we had repaid Cullen Holdings $6,650,000 of the note (consisting of $6,436,998 of principal and $213,002 of interest) and $693,629 of the principal remained outstanding. The remaining amount under the note was repaid in August 2011. Cullen Holdings is an affiliate of Eric J. Watson, our Chief Executive Officer and Treasurer, and is the holder of approximately 57% of the Company’s outstanding common stock.

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

On April 29, 2011, the Company entered into a Sales Contract (“Agreement”) with Wilbert Roller, Jr. (“Buyer”) pursuant to which the Company will sell to Buyer approximately 1,035 acres of land for approximately $1,625,000, of which $100,000 was paid on signing and the balance is due on closing of the transaction.  The purchase price approximates the carry value of the land as of June 30, 2011. It is anticipated that the closing of the purchase will take place on or before December 31, 2011.  The Company has also agreed to lease the land to the Buyer until December 31, 2011 for $50,000.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file with the SEC is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and treasurer (our principal executive and principal financial and accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011.

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2011.

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

101
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2011, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*   As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 15, 2011

CULLEN AGRICULTURAL HOLDING CORP.

/s/ Eric J. Watson
Eric J. Watson
Chairman of the Board, Chief Executive Officer, Secretary
and Treasurer (Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)