Form 10-Q
period 2011-09-30
Cullen Agricultural Holding Corp
filed 2011-11-14
CIK 1471256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒           Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011

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

As of November 11, 2011, 19,630,714 shares of common stock, par value $.0001 per share, were issued and outstanding.

CULLEN AGRICULTURAL HOLDING CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2011

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Condensed Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	1
Condensed Consolidated Statement of Operations (Unaudited) for the three and nine months ended September 30, 2011 and September 30, 2010 and for the period from June 3, 2009 (inception) through September 30, 2011	2
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited) for the period from June 3, 2009 (inception) through September 30, 2011	3
Condensed Consolidated Statement of Cash Flows (Unaudited) for the nine months ended September 30, 2011 and September 30, 2010 and for the period from June 3, 2009 (inception) through September 30, 2011	4
Notes to Unaudited Condensed Consolidated Interim Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 4. Controls and Procedures	16
Part II. Other Information	17
Item 1. Legal Proceedings	17
Item 6. Exhibits	17
Signatures	18

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

Cullen Agricultural Holding Corp. and Subsidiaries
(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011
	(unaudited)	December 31, 2010
ASSETS
CURRENT ASSETS
Cash	$603,142	$154,028
Cattle held for sale	413,960	286,588
Inventory	--	25,002
Prepaid expenses and other current assets	5,261	34,056
Total Current Assets	1,022,363	499,674

PROPERTY, PLANT AND EQUIPMENT, Net	1,500,852	2,986,540
TOTAL ASSETS	$2,523,215	$3,486,214

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses	$29,362	$174,895
Deposit on sale of land	100,000	--
Accrued settlement fee	--	550,000
Due to affiliates	6,522	10,778
Deferred Income	41,463	--
Current portion of note payable	9,883	9,605
Total Current Liabilities	187,230	745,278

OTHER LIABILITIES
Mortgage payable, related party	--	593,629
Non current portion of note payable	20,632	30,515
Total Other Liabilities	20,632	624,144
TOTAL LIABILITIES	207,862	1,369,422

STOCKHOLDERS' EQUITY
Preferred stock - $0.0001 par value; authorized 1,000,000 shares; no shares issued and outstanding	--	--
Common stock, par value $0.0001; 200,000,000 shares authorized; 19,630,714 shares issued and outstanding	1,964	1,964
Additional paid-in capital	6,861,881	6,861,881
Deficit accumulated during the development stage	(4,548,492)	(4,747,053)
TOTAL STOCKHOLDERS' EQUITY	2,315,353	2,116,792
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,523,215	$3,486,214

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Cullen Agricultural Holding Corp. and Subsidiaries
(a development stage company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three months ended September 30, 2011	For the Three months ended September 30, 2010	For the Nine months ended September 30, 2011	For the Nine months ended September 30, 2010	For the period from June 3, 2009 (inception) through September 30, 2011
Revenues	$--	$--	$--	$--	$--
General and administrative expenses	113,284	317,690	378,921	1,283,862	2,496,107
LOSS FROM OPERATIONS	(113,284)	(317,690)	(378,921)	(1,283,862)	(2,496,107)

OTHER INCOME (EXPENSE)
Interest expense - related party	(6,081)	(82,079)	(31,494)	(282,849)	(456,135)
Interest expense - note payable	(223)	(186)	(765)	(279)	(1,498)
Legal settlement recovery	71,348	--	621,348	--	71,348
Impairment loss on property, plant and equipment	--	(963,172)	--	(963,172)	(963,172)
Loss on sale of land and equipment	(45,682)	(3,641)	(45,682)	(48,108)	(767,891)
Other income (expense), net	48,417	63,586	36,727	167,003	69,225
TOTAL OTHER INCOME (EXPENSE)	67,779	(985,492)	580,134	(1,127,405)	(2,048,123)
(LOSS) INCOME BEFORE INCOME TAXES	(45,505)	(1,303,182)	201,213	(2,411,267)	(4,544,230)
INCOME TAXES	1,497	314	2,652	976	4,262
NET (LOSS) INCOME	$(47,002)	$(1,303,496)	$198,561	$(2,412,243)	$(4,548,492)
Weighted average number of common shares outstanding – basic and diluted	19,630,714	19,255,714	19,630,714	19,254,975
Basic and diluted net (loss) income per share	$(0.00)	$(0.07)	$0.01	$(0.13)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Cullen Agricultural Holding Corp. and Subsidiaries
(a development stage company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)
For the Period From June 3, 2009 (inception) Through September 30, 2011

			Additional	Deficit accumulated during the
	Common Stock		Paid-in	development
	Shares	Amount	Capital	stage	Total
BALANCE - Beginning June 3, 2009 (inception)	--	$--	$--	$--	$--
Issuance of stock to initial stockholder – 100 shares at $0.0001 per share	100	--	100	--	100
Issuance of stock due to Merger – 19,247,211 shares at $0.0001 per share on October 22, 2009	19,247,211	1,925	6,061,820	--	6,063,745
Net loss for the period from June 3, 2009 (inception) through December 31, 2009	--	--	--	(612,526)	(612,526)
BALANCE - December 31, 2009	19,247,311	1,925	6,061,920	(612,526)	5,451,319
Issuance of stock at $5.95 per share	8,403	1	49,999	--	50,000
Issuance of stock at $2.00 per share	375,000	38	749,962	--	750,000
Net loss for the year ended December 31, 2010	--	--	--	(4,134,527)	(4,134,527)
BALANCE - December 31, 2010	19,630,714	1,964	6,861,881	(4,747,053)	2,116,792
Net income for the nine months ended September 30, 2011	--	--	--	198,561	198,561
BALANCE - September 30, 2011	19,630,714	$1,964	$6,861,881	$(4,548,492)	$2,315,353

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Cullen Agricultural Holding Corp. and Subsidiaries
(a development stage company)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	For the Nine months ended		For the period from June 3, 2009 (inception) through
	September 30, 2011	September 30, 2010	September 30, 2011
Cash Flows from Operating Activities
Net income (loss)	$198,561	$(2,412,243)	$(4,548,492)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on sale of property and equipment	45,682	48,108	767,891
Depreciation and amortization	35,382	45,839	75,039
Impairment loss on property, plant and equipment	-	963,172	963,172
Changes in operating assets and liabilities:
Rent receivable	-	7,461	-
Cattle held for sale	(127,372)	(269,467)	(413,960)
Inventory	25,002	(86,200)	-
Prepaid expenses and other current assets	28,795	65,638	(5,261)
Federal tax receivable	-	1,349,655	1,349,969
Accrued expenses	(145,533)	(643)	214,249
Deferred income	41,463	51,008	41,463
Deposit on Sale of land	100,000	-	100,000
Accrued settlement fee	(550,000)	-	-
NET CASH USED IN OPERATING ACTIVITIES	(348,020)	(237,672)	(1,455,930)

Cash Flows from Investing Activities
Purchases of property and equipment	-	(240,990)	(841,849)
Proceeds from sale of property and equipment	1,404,624	1,520,028	6,135,497
NET CASH PROVIDED BY INVESTING ACTIVITIES	1,404,624	1,279,038	5,293,648

Cash Flows from Financing Activities
Repayment of mortgage payable to related party	(693,629)	(2,105,616)	(7,130,627)
Proceeds from issuance of mortgage payable to related party	100,000	-	100,000
Repayment to affiliates	(71,970)	(204,623)	(299,284)
Advances from affiliates	67,714	32,857	297,185
Repayments of note payable	(9,605)	-	(9,605)
Cash acquired in reverse merger	-	-	3,057,755
Proceeds from issuance of common stock	-	-	750,000
NET CASH USED IN FINANCING ACTIVITIES	(607,490)	(2,277,382)	(3,234,576)
NET INCREASE (DECREASE) IN CASH	449,114	(1,236,016)	603,142
CASH - Beginning	154,028	1,292,204	-
CASH - Ending	$603,142	$56,188	$603,142
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$92,379	$44,384	$482,090
Taxes	$6,455	$1,300	$6,455
Non-cash investing and financing activities:
Acquisition of property, plant and equipment through issuance of debt	$-	$40,120	$40,120
Issuance of common stock to settle accrued expenses	$-	$50,000	$50,000
Conversion of interest payable into mortgage payable to related party	$-	$176,709	$176,709
On October 22, 2009, the Company completed its reverse merger and recapitalization by acquiring certain assets and assuming certain liabilities:
Tax refund receivable	$-	$-	$1,349,969
Land and land improvements	-	-	8,560,482
Loan payable	-	-	(6,853,918)
Accrued expenses	-	-	(41,822)
Due to affiliates	-	-	(8,621)
Issuance of stock	-	-	(1,925)
Net non-cash recapitalization	$-	$-	$3,004,165

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PART I.
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES
(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1.    Interim Financial Information, Organization, Business Operations, Significant Accounting Policies and Going Concern Consideration

Basis of Presentation

Cullen Agricultural Holding Corp.’s (the “Company”, “we”, “us” or “our”) accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. In addition, the December 31, 2010 balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated interim financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.

We are a development stage company and to date have not generated any revenue. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes there to for the fiscal year ended December 31, 2010 filed on March 25, 2011. The accounting policies used in preparing these unaudited condensed consolidated financial statements are consistent with those described in the December 31, 2010 audited consolidated financial statements.

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

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES
(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1.  Interim Financial Information, Organization, Business Operations, Significant Accounting Policies and Going Concern Consideration, continued

Principles of Consolidation

The condensed consolidated interim financial statements include the accounts of the Company and its wholly owned subsidiary, Cullen Agritech, including its wholly owned subsidiary, Natural Dairy. All intercompany accounts and transactions have been eliminated in consolidation.

Liquidity and Going Concern Consideration

The accompanying condensed consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated interim financial statements, the Company is a development stage company and has incurred a net loss of $4,548,492 for the period from June 3, 2009 (inception) through September 30, 2011, and has $603,142 of cash as of September 30, 2011. Additionally, upon the consummation of the Merger, the Company issued to Cullen Holdings a promissory note in the amount of $6,853,918, representing part of the purchase price of a certain piece of land to be used by the Company following the closing (see Note 3 to the Company’s condensed consolidated financial statements). This amount was to be repaid to Cullen Holdings at the consummation of the Merger but sufficient funds were not available.  The parties subsequently amended the terms of the promissory note to extend the maturity date to January 20, 2012.  In addition, on April 6, 2011, Cullen Holdings advanced the Company an additional $100,000 under the same terms as the outstanding mortgage payable currently held by Cullen Holdings.  As a result of the $100,000 advance, the Company issued an amended and restated promissory note of $693,629. This note was repaid by the Company in August 2011 (see Note 3).

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

Cattle Held for Sale

Crops used to develop the Company's animals are capitalized as part of the carrying value of such animal and included in cattle held for sale on the condensed consolidated interim balance sheet. In addition, cattle held for sale is stated at lower of cost or market.

Inventory

Inventory consists of feed inventory and investment in crops that are stated at lower of cost or market.  The Company capitalizes all direct and indirect costs until growing crops are harvested.  Harvested crops are reclassified to feed inventory until such crops are sold or used.  The related inventoried costs are recognized as cost of sale to provide an appropriate matching of expenses with the related revenue earned when the crops are sold.  Crops used to develop the Company’s animals are capitalized as part of the carrying value of such animal and are recognized as cost of sale when the animals are sold.  Feed inventory and investment in crops both amounted to $0 as of September 30, 2011, and $7,677 and $17,325, respectively, as of December 31, 2010.

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

Reclassifications

Certain Prior year amounts have been reclassified to conform to the current year presentation. These classifications have no effect on previously reported net loss.

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

Loss Per Share

The Company follows the provisions of FASB ASC 260, “Earnings Per Share” (“ASC 260”). In accordance with ASC 260, earnings per common share amounts (“Basic EPS”) are computed by dividing earnings by the weighted average number of common shares outstanding for the period. Earnings per common share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive options, warrants, and other potential common stock outstanding during the period. ASC 260 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. The effect of the Merger has been given retroactive application in the EPS calculation. At September 30, 2011 and December 31, 2010, there were 74,000,000 warrants outstanding that were not included in the calculation of diluted EPS because the effects of these securities would have been anti-dilutive.

Basic earnings per share is calculated using the average number of common shares outstanding and diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding warrants using the “treasury stock method.”

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, "Income Taxes" ("ASC 740"). ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax basis of the Company's assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management's opinion, adequate provisions for income taxes have been made. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary. The Company has identified its federal tax return and its state tax return in Georgia as "major" tax jurisdictions. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's consolidated financial statements. Since the Company was incorporated on June 3, 2009, the evaluation was performed for the 2009 and 2010 tax year. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position or results of operations.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES
(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1.  Interim Financial Information, Organization, Business Operations, Significant Accounting Policies and Going Concern Consideration, continued

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of income tax expense.  There were no amounts accrued for penalties and interest for the three and nine months ended September 30, 2011 and September 30, 2010 or the period from June 3, 2009 (inception) through September 30, 2011.  The Company does not expect its uncertain tax position to change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recently Issued and Adopted Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the condensed consolidated interim financial statements.

Note 2 – Property and Equipment

At September 30, 2011 and December 31, 2010, property and equipment consisted of the following:

	September 30, 2011	December 31, 2010
Land	$1,322,533	$2,623,214
Buildings	66,099	66,099
Machinery and equipment	154,229	154,229
Website	3,328	3,328
Land improvements	–	176,626
	1,546,189	3,023,496
Less: Accumulated depreciation and amortization	45,337	36,956
Property and equipment, net	$1,500,852	$2,986,540

Depreciation and amortization expense for the period from June 3, 2009 (inception) through September 30, 2011 was $75,039. For three months ended September 30, 2011 and 2010 depreciation and amortization expense was $10,015, and $21,160, respectively. For the nine months ended September 30, 2011 and 2010 depreciation and amortization expense was $35,382, and $45,839, respectively.

On July 8, 2011, the Company entered into an agreement with Mims Farms for the lease of 79 acres of the Company’s property, from July 8, 2011 through December 31, 2011. During July 2011 the Company received $3,800 for the lease of this land, which was recorded during the three and nine months ended September 30, 2011 and included in other income (expense), net in the consolidated statements of operations. The Company also entered into a sales contract for these 79 acres, which was terminated by Mims Farm. As a result of the termination, the Company received $5,000, which was recorded during the three and nine months ended September 30, 2011 and included in loss on sale of land and equipment in the consolidated statements of operations.

In October 2010, the Company entered into an agreement with Landee Acres, LLC (“Landee”), pursuant to which which Landee was obligated to purchase approximately 500 acres of land for approximately $1.49 million . On August 5, 2011 the sale of this land was completed. The Company estimates the original purchase price for this land to be $1,450,306 and has recorded a loss from the sale of this property of $50,682 which is included in loss on sale of land and equipment during the three and nine months ended September 30, 2011.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES
(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 2 – Property and Equipment, continued

During September 2010, the Company assessed the recoverability of the carrying value of its property and equipment.  The assessment resulted in an impairment charge of $963,172. This charge reflects the amounts by which the carrying values of these assets exceed their estimated fair values and was recorded during the three months ended September 30, 2010.

For the three and nine months ended September 30, 2010, total loss on sale of land and equipment was $3,641 and $48,108, respectively.

Note 3.  Mortgage Payable – Related Party

In connection with the Merger, Triplecrown and Natural Dairy entered into a contract to purchase a certain piece of land to be used by us following consummation of the Merger. The total purchase price of the land was $8,662,500. Triplecrown paid an initial deposit of $866,250 on the land. On August 10, 2009, Triplecrown, Natural Dairy and the seller of the land extended the closing date for the land purchase and Triplecrown paid an additional deposit on the land of $833,750, interest of $48,070 and a leasing fee to use the land of $3,518 for a total additional deposit of $885,338.  Natural Dairy closed on this contract and purchased the land on October 16, 2009.  The balance of the purchase price for such land was paid by Natural Dairy, which funds were advanced to it by Cullen Holdings.  Upon the closing, we issued to Cullen Holdings a promissory note in the amount of $6,853,918, representing the part of the purchase price that was advanced by Cullen Holdings. This amount was to be repaid to Cullen Holdings at the closing but sufficient funds were not available.  On March 30, 2010, the Company issued a new note in replacement of the existing note which was past due. The amended promissory note was in the amount of $5,066,985 and accrued interest at 8% per annum and was due on January 20, 2011. In consideration of this extension, the Company granted to Cullen Holdings a mortgage on the land that is the subject of the promissory note. On March 2, 2011, the parties further amended the terms of the promissory note to extend the maturity date to January 20, 2012.  On April 6, 2011, Cullen Holdings loaned the Company an additional $100,000 and as a result, the Company issued an amended and restated promissory note of $693,629. For the three months ended September 30, 2011 and 2010, the nine months ended September 30, 2011 and 2010, and for the period from June 3, 2009 (inception) through September 30, 2011, we incurred interest expense of $6,081, $82,079, $31,494, and $282,849 and $456,135 respectively, related to this note. At September 30, 2011 and December 31, 2010 mortgage payable to a related party was $0 and $593,629.

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

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES
(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 5.  Other Income

On March 1, 2011, the Company entered into an agreement with Hart Acquisitions LLC (“Hart”), an affiliate of one of the Company’s directors, for the lease of 120 acres of the Company’s property, from January 1, 2011 through August 31, 2011. This area of land consists of 100 irrigated acres and 20 non irrigated acres. The agreement calls for Hart to pay, in advance, $117 per acre of irrigated land and $33 per acre of non irrigated land. During March 2011 the Company received $12,360 for the lease of this land. The Company has recorded $3,154 and $12,360 of rental income from this lease for the three and nine months ended September 30, 2011, respectively, which is included in other income (expense), net in the consolidated statements of operations.

On April 29, 2011, in conjunction with the Agreement discussed in Note 4, the Company entered into a lease agreement with Buyer pursuant to which the Company will lease 1,035 acres of the Company’s property through December 31, 2011. The Buyer prepaid the $50,000 lease rent on April 29, 2011. At September 30, 2011, $18,400 of the prepaid lease income is included in deferred income on the accompanying consolidated balance sheet. The Company has recorded $18,400 and $31,600 of rental income from this lease for the three and nine months ended September 2011, respectively, which is included in other income (expense), net in the consolidated statements of operations. The Company also recorded interest income related to this sales contract of $23,063 and $39,608 for the three and nine months ended September 2011, respectively, which is included in other income, net.

On August 2, 2010, the Company entered into a Beef Grazing Agreement (“Grazing Agreement”) with FPL Foods LLC (“FPL”) pursuant to which the Company grazed FPL’s cattle on land leased and owned by the Company from August 1, 2010 through January 15, 2011.  The Company and FPL subsequently agreed that cattle would be returned to FPL and the Company and FPL would be released of their obligations. The Company recorded a loss related to the Grazing Agreement of $0 and $30,318, which is included in other income (expense), net during the three and nine months ended September 30, 2011, respectively.

The Company also recorded a loss related to calf deaths of $0 and $20,320, which is included in other income, net during the three and nine months ended September 30, 2011, respectively.

For the three months ended September 30, 2010, total other income was $63,585, which consisted primarily of $30,063 income from sales of feed, $51,008 of rental income and $17,846 loss from calf deaths.

For the nine months ended September 30, 2010, total other income was $167,003, which consisted primarily of $79,961 income from sales of timber, $30,063 income from sales of feed, $7,945 of interest income, $67,641 of rental income and $18,607 loss from calf deaths.

For the three and nine months ended September 30, 2011, and for the period June 3, 2009 (inception) through September 30, 2011 the Company recorded a legal settlement recovery of $71,348, $621,348 and $71,348, respectively (see Note 7).

Note 6.  Related Parties

During the three months ended September 30, 2011 and 2010, Hart incurred costs related to the operations of Cullen Agritech and Natural Dairy of a combined total of $14,380 and $39,584, respectively.  These costs consisted of property related expenses of $4,119, and employee related expenses of $10,261 for the three months ended September 30, 2011 and property related expenses of $2,996 and employee related expenses of $31,688 for the three months ended September 30, 2010.

During the nine months ended September 30, 2011 and 2010, Hart incurred costs related to the operations of Cullen Agritech and Natural Dairy of a combined total of $82,094 and $105,068, respectively.  These costs consisted of property related expenses of $45,695, and employee related expenses of $36,400 for the nine months ended September 30, 2011 and property related expenses of $36,588 and employee related expenses of $73,380 for the nine months ended September 30, 2010. As of September 30, 2011 and December 31, 2010, $6,522 and $10,778, respectively, was due to Hart.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES
(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 7.  Commitments and Contingencies

Litigation

The Company is not party to any litigation.  On December 9, 2009, a second amended class action complaint, styled Goodman v. Watson, et al., was filed in the Court of Chancery of the State of Delaware against the former directors of Triplecrown.  The complaint alleged that the defendants breached their fiduciary duties and their duty of disclosure in connection with the Merger.  The plaintiff sought, as an alternative remedy, damages in the amount of approximately $9.74 per share, to have Triplecrown’s trust account restored and distributed pro rata to members of the putative class, a quasi-appraisal remedy for members of the putative class, and an opportunity for members of the putative class to exercise conversion rights in connection with the Merger.  The defendants filed an answer on December 23, 2009. On January 18, 2011, the Company and the former directors entered into a stipulation of settlement with the plaintiff.  Following notice, on April 5, 2011, the Court held a hearing at which it, among other things,  certified the proposed class and approved the settlement.   The order approving the settlement was entered on April 5, 2011. Pursuant to the settlement approved by the Court, the class action will be resolved, and all claims will be dismissed with prejudice, in exchange for an aggregate payment to the class of up to $1.4 million, of which up to $550,000 will be paid by the Company and the balance will be paid by our insurance carrier. Following the notice, on April 5, 2011, the Court of Chancery held a hearing at which it, among other things, certified the proposed class and approved the Stipulation.  Members of the putative class had until June 30, 2011 to participate in the settlement.  At June 30, 2011, holders (or former holders) of approximately 93,000 shares properly sought to participate in the settlement.  The Company’s insurance carrier paid the entire amount owed to these holders, resulting in no out of pocket liability to the Company for the settlement. The Company had accrued a loss of $550,000 at December 31, 2010, which represented management’s estimate of the Company’s exposure in connection with the litigation at that time.  Due to the fact that the insurance company paid the entire amount to participants of the settlement, the Company reversed the accrual of $550,000. The insurance company paid $850,000 to an escrow account to be used to pay the participants of the settlement. On July 13, 2011, the Company was notified that the actual amount paid to the participants in the settlement was $778,652 and that the remaining $71,348 would be remitted to the Company. On July 19, 2011 the Company received $71,348 which is recorded as legal settlement recovery during the three and nine months ended September 30, 2011.

Note 8.  Subsequent Events

On November 9, 2011, the Company entered into an agreement with Hart, a related party, for the sale of all 342 of the Company’s cattle for $436,950.  Pursuant to the terms of the agreement, closing is expected to occur by December 31, 2011 and the contract may be cancelled by notification in writing without penalty to either party.

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

Results of Operations for the Three and Nine Months Ended September 30, 2011 and September 30, 2010

For the three months ended September 30, 2011 and 2010, we had net loss of $47,002 and $1,303,496, respectively. Our general and administrative expenses of $113,284 for three months ended September 30, 2011 consisted primarily of legal, accounting and consulting fees, payroll and employee related expenses, and other general corporate and administrative expenses of $3,286, $33,447, $25,681, and $50,870, respectively. Our general and administrative expenses of $317,690 for three months ended September 30, 2010 consisted primarily of legal, accounting and consulting fees, payroll and employee related expenses, and other general corporate and administrative expenses of $49,305, $35,794, $134,293, and $98,298, respectively. For the three months ended September 30, 2011, we recognized other income (expense) of $48,417, consisting of $25,354 of rental income from leases, and $23,061 of interest income. For the three months ended September 30, 2010, we recognized other income (expense) of $63,586, consisting of income of $30,063 from feed sales and $51,008 of rental income,  partially offset by $17,485 of interest expense.

For the nine months ended September 30, 2011 and 2010, we had net income of $198,561 and a net loss of $2,412,243, respectively. Our general and administrative expenses of $378,921 for nine months ended September 30, 2011 consisted primarily of legal, accounting and consulting fees, payroll and employee related expenses, and other general corporate and administrative expenses of $47,967, $106,914, $74,314, and $149,726, respectively. Our general and administrative expenses of $1,283,862 for nine months ended September 30, 2010 consisted primarily of legal, accounting and consulting fees, payroll and employee related expenses, and other general corporate and administrative expenses of $294,879, $180,145, $542,471, and $266,367, respectively. For the nine months ended September 30, 2011, we recognized other income (expense) of $36,727, consisting of $47,757 of rental income from leases, and $39,608 of interest income, partially offset by calf deaths of $20,320 and loss on grazing agreement of $30,318. For the nine months ended September 30, 2010, we recognized other income (expense) of $167,003, consisting of income from feed sales of $30,063, income from sales of timber of $79,961, interest income of $7,945 of, and rental income of $67,641, partially offset by calf deaths of $18,607.

Liquidity and Capital Resources

During the period from June 3, 2009 (inception) through September 30, 2011, we did not have any sources of revenue and incurred a net loss of $4,548,492. As of September 30, 2011, we had $603,142 available cash and a working capital of $835,133.

Upon the closing of the Merger, we issued to Cullen Holdings a promissory note in the amount of $6,853,918, representing part of the purchase price of a certain piece of land to be used by us following the closing (see Note 3 to the condensed consolidated financial statements). The note was to be repaid as soon as practicable but no later than January 20, 2010 (90 days from the date of issuance). It was intended that the note would be repaid to Cullen Holdings at closing of the Merger but sufficient funds were not available. On March 30, 2010, Cullen Holdings agreed to extend the maturity date of the note to January 20, 2011. In consideration of this extension, the Company granted to Cullen Holdings a mortgage on certain land we own. On March 2, 2011, Cullen Holdings agreed to extend the maturity date of the note to January 20, 2012. In addition, on April 6, 2011, Cullen Holdings loaned the Company $100,000 under the same terms as the outstanding mortgage payable currently held by Cullen Holdings.  As a result of the $100,000 loan, the Company issued an amended and restated promissory note of $693,629.  All amounts remaining amount under the note was repaid in August 2011. Cullen Holdings is an affiliate of Eric J. Watson, our Chief Executive Officer and Treasurer, and is the holder of approximately 57% of the Company’s outstanding common stock.

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

On April 29, 2011, the Company entered into a Sales Contract (“Agreement”) with Wilbert Roller, Jr. (“Buyer”) pursuant to which the Company will sell to Buyer approximately 1,035 acres of land for approximately $1,625,000, of which $100,000 was paid on signing and the balance is due on closing of the transaction.  The purchase price approximates the carry value of the land as of September 30, 2011. It is anticipated that the closing of the purchase will take place on or before December 31, 2011.  The Company has also agreed to lease the land to the Buyer until December 31, 2011 for $50,000.

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

See Recently Issued and Adopted Accounting Pronouncements in Note 1 to the unaudited condensed consolidated interim financial statements in Item 1. Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the condensed consolidated interim financial statements.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file with the SEC is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and treasurer (our principal executive and principal financial and accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011.

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2011.

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

See Note 7 to our unaudited condensed consolidated financial statements included in Part I, Item __ of this report, which is incorporated herein by reference.

ITEM 5.	OTHER INFORMATION

On November 9, 2011, the Company entered into an agreement with Hart, a related party, for the sale of all 342 of the Company’s cattle for $436,950.  Pursuant to the terms of the agreement, closing is expected to occur by December 31, 2011 and the contract may be cancelled by notification in writing without penalty to either party.

ITEM 6.	EXHIBITS

(a)           Exhibits:

31	Section 302 Certification by CEO and Treasurer

32	Section 906 Certification by CEO and Treasurer

101
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2011, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.*

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

CULLEN AGRICULTURAL HOLDING CORP.

Dated: November 11, 2011	By:	/s/ Eric J. Watson
Eric J. Watson
Chairman of the Board, Chief Executive Officer, Secretary and Treasurer (Principal
Executive Officer, Principal Financial Officer and Principal Accounting Officer)