Form 10-K
period 2011-12-31
Cullen Agricultural Holding Corp
filed 2012-03-01
CIK 1471256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________to ______________

Commission File Number 000-53806

CULLEN AGRICULTURAL HOLDING CORP.

(Exact Name of Issuer as Specified in Its Charter)

Delaware	27-0863248
(State of Incorporation)	(Issuer I.R.S. Employer I.D. Number)

1431 N. Jones Plantation Road
Millen, Georgia	30442
(Address of principal executive offices)	(zip code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $637,952.

As of February 29, 2012, there were 19,630,714 shares of Common Stock, $.0001 par value per share, outstanding.

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

We are a development stage company. We conduct our operations through our wholly-owned subsidiary, Cullen Agricultural Technologies Inc. (“Cullen Agritech”). Cullen Agritech conducts its operations primarily through its wholly-owned subsidiary, Natural Dairy Inc. (“Natural Dairy”). To date, we have not generated any revenue and will not do so until we have sufficient funds to implement our business plan described below. Since October 22, 2009, our activities have been primarily focused on raising capital to fund our business plan, and the sale of land to meet our working capital requirements and repay our outstanding debt.

Corporate History

We were formed as a wholly-owned subsidiary of Triplecrown Acquisition Corp. (“Triplecrown”), a blank check company. CAT Merger Sub, Inc. (“Merger Sub”), a Georgia corporation, was incorporated as our wholly-owned subsidiary on August 31, 2009. We were formed in order to allow Triplecrown to complete a business combination (the “Merger”) with Agritech, as contemplated by the Agreement and Plan of Reorganization (the “Merger Agreement”), dated as of September 4, 2009, as amended, among us, Triplecrown, Merger Sub, Cullen Agritech and Cullen Inc. Holdings Ltd. (“Cullen Holdings”). Cullen Agritech was formed on June 3, 2009. Cullen Agritech’s primary operations are conducted through Natural Dairy Inc., a wholly owned subsidiary of Cullen Agritech. Cullen Holdings is an affiliated entity controlled by Eric J. Watson, our Chief Executive Officer, Secretary, Chairman of the Board and Treasurer and, prior to the Merger, was the holder of all of the outstanding common stock of Cullen Agritech.

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

We have been in the process of attempting to obtain land development financing backed by the property we own and operate to support our working capital needs and implement our business plan. However, due to the recent performance of similar types of farming operations in the region, as well as the general economic downturn, financial institutions have been unwilling to provide such financing. As a result, we have been unable to obtain the necessary funding to support the implementation of our business plan at this time. Accordingly, we are in the process of exploring all financing and strategic alternatives available to us, including the possibility of disposing of or leasing additional portions of our land in order to continue to support our working capital needs and retire certain of our outstanding debt to reduce our interest obligations. In 2011 and 2010, the Company disposed of approximately 2,600 acres of land. We continue to explore the disposition of the remaining 1,035 acres we own and not under contract. There is no assurance that we will be successful in disposing of any of our remaining land. Additionally, we have reduced our number of employees and curtailed operations in order to reduce operating expenses.  We will also look to explore alternative opportunities available to us unrelated to forage and animal sciences and farming systems which makes up our current business plan in an effort to maximize shareholder value.  If we are unable to secure additional financing or find another alternative, we will not have sufficient capital to implement our business plan and may be forced to suspend all operations until such time as capital or another alternative is available to us.

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

We have identified over 40,000 effective acres (farmable acres, typically 75-80% of the property) suitable for deployment of the pasture-based farming systems which may be acquired and developed as capital availability allows. These sites are primarily located in the State of Georgia and have access to an ample supply of high quality water. Engineers and other contractors have been identified to complete the conversion of land as well as manufacturing companies for the installation of sheds and milking systems. Livestock required to stock the potential farms is also being identified through multiple breeders. We currently own approximately 1,035 acres of farmland in the State of Georgia that we believe is suitable for the use of our proprietary farming system. We intend to begin utilizing this property once we have sufficient capital to acquire the necessary livestock and supplies for the farmland. As additional capital becomes available to us, we will also begin to attempt to acquire more acreage and deploy our pasture-based farming system on such acreage.

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

Testing of Cullen Agritech’s Farming System

During 2008 through 2011, our intellectual property was tested on several research farms, which are not owned by us or our subsidiaries. This testing was led by Dr. Richard Watson, the Company’s Chief Scientific Officer and director. None of the testing procedures or results have been independently verified by a third party.

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

Tested model through research farms developed by key Cullen Agritech personnel to provide cost advantages

Our proprietary farming system was developed and tested on research farms in Girard, Georgia. These farms were established to develop and test the proprietary grazing system that Natural Dairy plans to roll-out in the Southeastern United States. Although we do not own these research farms, we own all the intellectual property associated with the farming system developed on these farms. The first research farm began producing milk in March 2008. During 2008, it was used to refine and develop the farming system. This research was focused on the development of a pasture crop system that maximized the production and utilization of grown pastures. Breeding and calving season trials have been conducted to optimize the relationship between feed grown on farm and the feed demand of the herd. During 2011, the farming system was refined and has achieved favorable production cost results, proving the efficiency of the system.

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

The implementation of our business plan relies on our ability to purchase land, livestock and other material assets. In connection with the Merger, we purchased a piece of land and intended to purchase additional land thereafter in order to implement our business plan.  However, we do not currently have sufficient funds available to implement our business plan as originally anticipated. We have been in the process of attempting to obtain land development financing secured by the property we own and operate to support our working capital needs and implement our business plan.  However, due to the recent performance of farming operations in the region, as well as the general economic downturn, financial institutions have been unwilling to provide such financing.  Accordingly, we have sold portions of our unused land, reduced our number of employees and curtailed operations in order to raise capital and reduce operating expenses.  Additionally, we are in the process of exploring all financing and strategic alternatives available to us, including the possibility of disposing of or leasing additional portions of our land in order to continue to support our working capital needs.  We will also look to explore alternative opportunities available to us unrelated to forage and animal sciences and farming systems which makes up our current business plan in an effort to maximize shareholder value.  There is no assurance, however, that we will be successful in such efforts.  If we are unable to secure additional financing or find another strategic alternative, we will not have sufficient capital to implement our business plan and may be forced to suspend all operations until such time as capital or another strategic alternative is available to us.

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

Eric J. Watson effectively controls us.

Eric Watson beneficially owns 13,706,148 shares of our common stock, which includes the warrants owned by Mr. Watson, and effectively controls us through such ownership. Because of this ownership, he will be able to have considerable influence over our corporate actions in the future.

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

Not Applicable.

ITEM 2.	PROPERTIES.

We maintain our executive offices at 1431 N. Jones Plantation Road, Millen, Georgia 30442. This land is included in the farmland we own in the State of Georgia. We consider the current office space available to our executive officers and directors adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS.

The Company is not party to any litigation.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock and warrants are listed on the OTC Bulletin Board under the symbols, CAGZ and CAGZW, respectively. The following table sets forth the range of high and low sales prices for the common stock and warrants for the periods indicated for the last two fiscal years:

	Common Stock		Warrants
	High	Low	High	Low

Fiscal 2011:
Fourth Quarter	$0.19	$0.04	$0.0022	$0.0001
Third Quarter	$0.19	$0.04	$0.003	$0.0001
Second Quarter	$0.55	$0.06	$0.0075	$0.0008
First Quarter	$0.55	$0.15	$0.0075	$0.0035

Fiscal 2010:
Fourth Quarter	$0.85	$0.14	$0.01	$0.002
Third Quarter	$2.50	$0.40	$0.02	$0.0055
Second Quarter	$2.50	$1.50	$0.04	$0.01
First Quarter	$3.95	$1.75	$0.04	$0.02

Holders

As of February 29, 2012, there were 24 holders of record of our common stock and 14 holders of record of our warrants.

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

No underwriting discounts or commissions were paid with respect to such sales.

ITEM 6.	SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Strategic Alternatives

We have been in the process of attempting to obtain land development financing backed by the property we own and operate to support our working capital needs and implement our business plan. However, due to the recent performance of similar types of farming operations in the region, as well as the general economic downturn, financial institutions have been unwilling to provide such financing. As a result, we have been unable to obtain the necessary funding to support the implementation of our business plan at this time. Accordingly, we are in the process of exploring all financing and strategic alternatives available to us, including the possibility of disposing of or leasing portions of our land in order to continue to support our working capital needs. In 2011 and 2010, the Company disposed of approximately 2,600 acres of land. We continue to explore the disposition of the remaining 1,035 acres we own and not under contract. There is no assurance that we will be successful in disposing of any of our remaining land.

Additionally, we have reduced our number of employees and curtailed operations in order to reduce operating expenses. We will also look to explore alternative opportunities available to us unrelated to forage and animal sciences and farming systems which makes up our current business plan in an effort to maximize shareholder value. To this end, we have had preliminary discussions with potential merger candidates wishing to become publicly traded. However, such discussions are only preliminary and no formal terms have been discussed or agreed to. There is no assurance that we will be successful in such efforts. If we are unable to secure additional financing or find another alternative, we will not have sufficient capital to implement our business plan and may be forced to suspend all operations until such time as capital or another alternative is available to us.

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

Results of Operations

For the year ended December 31, 2011, we had a net income of $253,790. We did not generate any revenues during this period and we are a development stage company. Our expenses of $462,731 for the year ended December 31, 2011 consisted primarily of legal, accounting and consulting fees, payroll and employee related expenses, and other general corporate and administrative expenses of $60,494, $139,218, $79,297 and $183,722, respectively.

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

For the period from June 3, 2009 (inception) through December 31, 2011, we had a net loss of $4,495,263. We did not generate any revenues during this period and are a development stage company. Our expenses of $2,579,917 for the period from June 3, 2009 (inception) through December 31, 2011 consisted primarily of legal, accounting and consulting fees of $722,829 as well as payroll and employee related expenses of $523,402 and other general corporate and administrative expenses of $1,333,686.

For the year ended December 31, 2011, we had other income, net of $719,877 related to lease income, note payable interest expense related to tractor and a mortgage payable to a related party, reversal of legal settlement charge, calf deaths, loss from beef grazing operations, the sale of timber, corn and hay and loss from the sale of land and impairment loss on property, and a $3,357 provision for income tax.

For the year ended December 31, 2010, we had other expenses, net of $2,540,975 related to lease income, note payable interest expense related to tractor and a mortgage payable to a related party, legal settlement charge, calf deaths, loss from beef grazing operations, the sale of timber, corn and hay, loss from the sale of land and impairment loss on property, plant and equipment and a $1,290 provision for income tax.

For the period from June 3, 2009 (inception) through December 31, 2011, we had other expenses, net of $1,908,379 related to lease income, note payable interest expense related to tractor and a mortgage payable to a related party, legal settlement recovery, calf deaths, loss from beef grazing operations, the sale of timber, corn and hay, loss from the sale of land and impairment loss on property, plant and equipment and a $4,967 provision for income tax.

Liquidity and Capital Resources

During the period from June 3, 2009 (inception) through December 31, 2011, we did not have any sources of revenue and incurred a net loss of $4,493,263 . As of December 31, 2011, we had $1,028,119 available cash and a working capital of $1,016,402.

Upon the closing of the Merger, we issued to Cullen Holdings a promissory note in the amount of $6,853,918, representing part of the purchase price of a certain piece of land to be used by us following the closing (see Note 3 to the consolidated financial statements). The note was to be repaid as soon as practicable but no later than January 20, 2010 (90 days from the date of issuance). It was intended that the note would be repaid to Cullen Holdings at closing of the Merger but sufficient funds were not available. On March 30, 2010, Cullen Holdings agreed to extend the maturity date of the note to January 20, 2011. In consideration of this extension, the Company granted to Cullen Holdings a mortgage on certain land we own. On March 2, 2011, Cullen Holdings agreed to extend the maturity date of the note to January 20, 2012. In addition, on April 6, 2011, Cullen Holdings loaned the Company $100,000 under the same terms as the outstanding mortgage payable currently held by Cullen Holdings.  As a result of the $100,000 loan, the Company issued an amended and restated promissory note of $693,629. All amounts remaining amount under the note was repaid in August 2011. Cullen Holdings is an affiliate of Eric J. Watson, our Chief Executive Officer and Treasurer, and is the holder of approximately 57% of the Company’s outstanding common stock.

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

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the consolidated financial statements. However certain accounting policies are particularly important to the portrayal of financial position and results of operations and require the application of significant judgments by management. In applying those policies, management used its judgment to determine the appropriate assumptions to be used in determination of certain estimates. Our accounting policy will be to use estimates based on terms of existing contracts, observance of trends in the industry and information available from outside sources, as appropriate.

See Recently Issued and Adopted Accounting Pronouncements in Note 1 to the consolidated financial statements in Item 1. Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the board of directors.

Based on his evaluation as of December 31, 2011, our principal executive and principal financial and accounting officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

Management’s Report on Internal Control Over Financial Reporting

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

The Company’s management, under the supervision of and with the participation of the principal executive and principal financial and accounting officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework (1992) created by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as such report is not required for non-accelerated filers.

Changes in Internal Control Over Financial Reporting

For the fiscal quarter ended December 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Eric J. Watson	52	Chief Executive Officer, Secretary, Treasurer and Director
Richard Watson	39	Director and Chief Scientific Officer of Natural Dairy
Robert B. Hersov	51	Director
Kerry Kennedy	52	Director
Richard Y. Roberts	60	Director
Edward Hanson	36	Director

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

Since January 1995, Mr. Watson has been the executive chairman of, and interests associated with him own, Cullen Investments Limited, an international private investment company which has its origins in a start up founded by Mr. Watson through which he has actively invested his own capital in a range of successful mergers and acquisitions. Mr. Watson and his associated interests have a substantial portfolio comprising interests in the fashion retail, financial services, real estate, sports and entertainment sectors. Cullen Investments interests include Bendon, a global lingerie company whose prestige brands include the licensed Elle Macpherson Intimates and Stella McCartney labels.

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

Richard Y. Roberts has been a member of our board of directors since October 2009. We believe Mr. Roberts’ contacts and past business experience, including at the Securities and Exchange Commission, make him well suited to serve as a member of our board. In March 2006, Mr. Roberts co-founded a regulatory/legislative consulting firm, Roberts, Raheb & Gradler LLC. He was a partner with Thelen Reid & Priest LLP, a national law firm, from January 1997 to March 2006. From August 1995 to January 1997, Mr. Roberts was a consultant at Princeton Venture Research, Inc., a private consulting firm. From 1990 to 1995, Mr. Roberts was a commissioner of the Securities and Exchange Commission, and, in this capacity, was actively involved in, has written about or has testified on, a wide range of subjects affecting the capital markets. We believe his experience at the Commission will provide us with necessary insight into the requirements and needs of an emerging public company like ours. Since leaving the Commission, Mr. Roberts has been a frequent media commentator and writer on various securities public policy issues and has assisted the Governments of Romania and Ukraine in the development of a securities market. Mr. Roberts is a member of the board of directors of Red Mountain Resources, Inc., an independent, growth oriented energy company that intends to acquire and develop oil and gas properties. He was a director of Nyfix, Inc. from September 2005 to December 2009, Endeavor Acquisition Corp. from July 2005 to December 2007, a director of Victory Acquisition Corp. from January 2007 to April 2009 and a director of Triplecrown from June 2007 to October 2009. From 1987 to 1990, he was the chief of staff for Senator Richard Shelby. He is a member of the Alabama Bar and the District of Columbia Bar. Mr. Roberts is a member of the Advisory Board of Securities Regulation & Law Reports, of the Advisory Board of the International Journal of Disclosure and Governance, and of the Editorial Board of the Municipal Finance Journal. Mr. Roberts also previously served as a member of the District 10 Regional Consultative Committee of the Financial Industry Regulatory Authority, the Market Regulation Advisory Board of the FINRA, and the Legal Advisory Board of the FINRA. Mr. Roberts received a B.E.E. from Auburn University in 1973, a J.D. from the University of Alabama School of Law in 1976, and a Master of Laws from the George Washington University Law Center in 1981.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2011, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

Executive Compensation

The following table sets forth compensation for our principal executive and financial officer and our only other executive officer (together, our “Named Executive Officers”) for the fiscal year ended December 31, 2011:

		Salary	Bonus	Total
Name and Principal Position	Year	($)	($)	($)
Eric J. Watson	2011	-	-	-
Chief Executive Officer, Secretary and Treasurer	2010	-	-	-

Richard Watson	2011	$23,333	-	$23,333
Chief Scientific Officer of Natural Dairy, Inc.	2010	62,083	0	62,083

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

Director Compensation

Our directors received no compensation in the fiscal year ended December 31, 2011. We currently do not have a definitive compensation plan for our directors.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of February 29, 2012 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

			Approximate
			Percentage of
	Amount of		Outstanding
Name and Address of Beneficial Owner(1)	Beneficial Ownership		Common Stock
Eric J. Watson(2)	13,706,148	(3)	61.9%
Kerry Kennedy(4)	60,000	(5)	*
Robert B. Hersov(6)	60,000	(5)	*
Richard Y. Roberts(7)	60,000	(5)	*
Edward Hanson(8)	60,000	(5)	*
Richard Watson	0		*
Pine River Capital Management L.P.(9)	11,096,895	(10)	36.1%
Jonathan J. Ledecky(11)	4,500,000	(12)	20.7%
President and Fellows of Harvard College(13)	2,961,400	(14)	13.3%
Citigroup Inc. (15)	200,000	(16)	1.0%
The Goldman Sachs Group, Inc.(17)	1,067,929	(18)	5.2%
All directors and executive officers as a group (7 individuals)	13,946,148	(19)	%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is 1431 N. Jones Plantation Road Millen, Georgia 30442.

(2)	Mr. Watson’s business address is Level 9, 68 Shortland Street, P.O. Box 91269, Auckland, New Zealand.

(3)	Includes (i) 15,881,148 shares of common stock held by Cullen Holdings and (ii) 2,500,000 shares of common stock issuable upon exercise of warrants held by Mr. Watson. Does not include 6,630,000 warrants held by Summit Trust that are not exercisable and may not become exercisable within 60 days.

(4)	Ms. Kennedy’s business address is c/o Robert F. Kennedy Center, 1367 Connecticut Avenue N.W., Suite 200, Washington, D.C. 20036.

(5)	Does not include 60,000 shares of common stock issuable upon exercise of warrants that are not exercisable and may not become exercisable within 60 days.

(6)	Mr. Hersov’s business address is NetJets Europe, Ltd., Grundstrasse 12, 6343 Rotkreuz, Switzerland.

(7)	Mr. Roberts’ business address is Roberts, Raheb & Gradler, 805 15th Street, NW, Suite 1101, Washington, DC 20005.

(8)	Mr. Hanson’s business address is c/o Edward Hanson, 22 Bruton Street, Third Floor, London W1J 6QE, UK.

(9)	The business address of Pine River Capital Management L.P. is 601 Carlson Parkway, Suite 330, Minnetonka, MN 55305.

(10)	Includes (i) 1,685,624 shares of common stock issuable upon the exercise of warrants beneficially owned by Nisswa Acquisition Master Fund Ltd., (ii) 7,510,363 shares of common stock issuable upon the exercise of warrants beneficially owned by Misswa Master Fund Ltd. and (iii) 1,818,742 shares of common stock issuable upon the exercise of warrants beneficially owned by Nisswa Fixed Income Master Fund Ltd. Pine River Capital Management L.P., as the investment manager of each of the foregoing funds, and Brian Taylor, as the general partner of Pine River Capital Management L.P., may be deemed to beneficially own all such shares. Each of Mr. Taylor and the foregoing entities has shared power to vote and dispose of the shares beneficially owned by them. The foregoing information was derived from a Schedule 13D filed on November 3, 2009, as amended on April 11, 2011.

(11)	Mr. Ledecky’s business address is 970 West Broadway, PMB 402, Jackson, WY 83001.

(12)	Includes (i) 600,000 shares of common stock held by Hat Tricks LLC, an affiliate of Mr. Ledecky, and (ii) 2,500,000 shares of common stock issuable upon exercise of warrants held by Mr. Ledecky. Does not include 600,000 warrants held by Hat Tricks LLC and 6,630,000 warrants held by Mr. Ledecky that are not exercisable and may not become exercisable within 60 days.

(13)	The business address of the President and Fellows of Harvard College is c/o Harvard Management Company, Inc., 600 Atlantic Avenue, Boston, MA 02210.

(14)	Includes 2,961,400 shares of common stock issuable upon the exercise of warrants. The President and Fellows of Harvard College have sole power to vote and dispose of such shares. The foregoing information was derived from a Schedule 13G filed on November 10, 2009.

(15)	Citigroup Inc.’s business address is 399 Park Avenue, New York, New York 10043.

(16)	This information was derived from a Schedule 13G filed on February 8, 2010.

(17)	The business address of Goldman, Sachs & Co. is 85 Broad Street, New York, New York 10004.

(18)	Represents shares beneficially owned by certain operating units of The Goldman Sachs Group, Inc. and its subsidiaries and affiliates. The foregoing information was derived from a Schedule 13G filed on February 10, 2011.

(19)	Includes 2,500,000 shares of common stock issuable upon exercise of warrants that became exercisable upon consummation of the Merger. Does not include 6,810,000 shares of common stock issuable upon exercise of warrants that are not exercisable and may not become exercisable within 60 days.

Equity Compensation Plan Information

The following table gives the information about common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2011.

Number of securities
remaining available for
		Weighted-average	future issuance under
	Number of securities to	exercise price of	equity compensation
	be issued upon exercise	outstanding	plans (excluding
	of outstanding options,	options, warrants	securities reflected in
	warrants and rights	and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	–	–	2,405,914
Equity compensation plans not approved by security holders	–	–	–
Total	–	–	2,405,914

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Prior to Triplecrown’s initial public offering (“IPO”), the Triplecrown’s officers, directors and stockholders prior to the IPO (“Triplecrown Founders”) acquired 13,800,000 units of Triplecrown, representing 13,800,000 shares of common stock of Triplecrown and 13,800,000 warrants to purchase shares of common stock of Triplecrown for an aggregate purchase price of $25,000. All of these securities were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent. The securities were to be released from escrow one year from the consummation of a business combination, except that they were to be released earlier than this date if (i) Triplecrown’s common stock had a last sales price equal to or exceeding $13.75 per unit for any 20 trading days within any 30-trading day period or (ii) Triplecrown consummated a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property. In connection with the Merger, the Triplecrown Founders had cancelled an aggregate of 11,380,000 shares of our common stock that they acquired when their 11,380,000 shares of Triplecrown common stock were converted into shares of our common stock upon consummation of the Merger. The remaining 2,420,000 shares that they acquired (the founders’ shares), as well as all of the warrants that they received in exchange for their warrants (the founders’ warrants), were released from escrow on October 22, 2010 in accordance with the terms of the escrow agreement.

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

Upon the Merger, we issued to Cullen Holdings a promissory note in the amount of $6,853,918, representing part of the purchase price of a certain piece of land to be used by us following the Closing. This amount was to be repaid to Cullen Holdings at Closing but sufficient funds were not available. On March 30, 2010, the parties amended the terms of the promissory note to extend the maturity date to January 20, 2011. On March 2, 2011, the parties further amended the terms of the promissory note to extend the maturity date to January 20, 2012. The promissory note accrued interest at the rate of 8% per annum. As of December 31, 2010, we had repaid Cullen Holdings $6,650,000 of the note, consisting of $6,436,998 of principal and $213,002 of interest, with $593,629 of the principal still outstanding. On April 6, 2011, Cullen Holdings loaned us an additional $100,000 and as a result, we issued an amended and restated promissory note of $693,629. We repaid the balance of the note in August 2011.

On June 1, 2010, we entered into an agreement with Hart Acquisitions LLC (“Hart”), an affiliate of Richard Watson, for the lease 120 acres of our property, from June 1, 2010 through December 31, 2010. This area of land consists of 100 irrigated acres and 20 non-irrigated acres. The agreement calls for Hart to pay, in advance, $175 per acre of irrigated land and $50 per acre of non-irrigated land. We received $18,500 for the lease of this land as of December 31, 2010. On March 1, 2011, we entered into another agreement with Hart which called for Hart to pay, in advance, $117 per acre of irrigated land and $33 per acre of non-irrigated land. The Company received $12,360 for the lease of this land as of December 31, 2011.

On November 9, 2011, the Company entered into an agreement with Hart, a related party, for the sale of all 342 of the Company’s cattle for $436,950. The sale closed on December 9, 2011 and the Company received $420,534 for the sale of the cattle due to certain adjustments made to pursuant to the terms of the agreement. At December 31, 2011 the Company did not own any cattle.

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

Audit Fees

During the fiscal year ended December 31, 2011 and 2010, audit fees for our independent registered public accounting firm were $65,500 and $117,500, respectively.

Audit-Related Fees

During the fiscal year ended December 31, 2011, we incurred audit related fees of $4,000 for services related to the filing of registration statements. We did not receive audit-related services that are not reported as audit fees for the fiscal year ended December 31, 2010.

Tax Fees

During the fiscal year ended December 31, 2011 and 2010, we were billed $1,750 and $4,600, respectively for tax services by our independent registered public accounting firm.

All Other Fees

During the fiscal year ended December 31, 2011 and 2010, there were no fees billed for services provided by our independent registered public accounting firm other than those set forth above.

Audit Committee Approval

Our audit committee pre-approved all the foregoing services.  In accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following Exhibits are filed as part of this report.

Exhibit No.	Description

2.1.	Agreement and Plan of Reorganization, dated as of September 4, 2009, by and among Triplecrown Acquisition Corp., Cullen Agricultural Holding Corp., Cullen Agricultural Technologies Inc., Triplecrown Merger Sub and Cullen Inc. Holdings Ltd.(1)

3.1	Amended and Restated Certificate of Incorporation of Cullen Agricultural Holding Corp.(1)

3.2	Bylaws of Cullen Agricultural Holding Corp.(1)

4.1	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and Triplecrown Acquisition Corp.(2)

4.2	Specimen Common Stock Certificate of Cullen Agricultural Holding Corp.(3)

4.3	Specimen Warrant Certificate of Cullen Agricultural Holding Corp.(3)

4.4	Amendment No. 1 to Warrant Agreement between Continental Stock Transfer & Trust Company, Triplecrown Acquisition Corp. and Cullen Agricultural Holding Corp.(1)

10.1	Form of Securities Escrow Agreement between Triplecrown Acquisition Corp., Continental Stock Transfer & Trust Company and the Triplecrown Founders.(2)

10.2	Form of Lockup.(1)

10.3	Employment Agreement between Natural Dairy, Inc. and Dr. Richard Watson.(1)

10.4	Deed of Acknowledgement relating to Intellectual Property.(3)

10.5	Strategic Cooperation Agreement between Cullen Agricultural Technologies, Inc. and New Zealand Agritech, Inc.(3)

10.6	Form of Registration Rights Agreement among Triplecrown Acquisition Corp. and the Triplecrown Founders.(2)

10.7	Contract for Sale and Purchase of Grimsley Farm.(4).

10.8	Closing Date Extension Agreement for Contract for Sale and Purchase of Grimsley Farm.(4)

10.9	Second Closing Date Extension Agreement for Contract for Sale and Purchase of Grimsley Farm.(4)

10.10	Escrow Agreement by and among Cullen Agricultural Holding Corp., Cullen Inc. Holdings Ltd. and Continental Stock Transfer & Trust Company.(1)

10.11	Form of Promissory Note issued to Cullen Inc. Holdings Ltd.(7)

10.12	Sales Contract with Landee Acres, LLC(6)

10.13	Sales Contract with Benny Mims(6)

10.14	Sales Contract with Don and Alisa Burke(6)

10.15	Sales Contract with Wilbert Roller, Jr.

14.1	Form of Code of Ethics of Cullen Agricultural Holding Corp.(3)

21.1	Subsidiaries of Cullen Agricultural Holding Corp.

31	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Audit Committee Charter.(5)

99.4	Nominating Committee Charter.(5)

101	Financial statements from the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2011, formatted in XBRL: (i) Consolidated Financial Statements, (ii) Balance Sheets, (iii) Statements of Operations, (iv) Statement of Changes in Stockholders' Equity, (v) Statement of Cash Flows and (vi) Notes to Consolidated Financial Statements, as blocks of text and in detail.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

(1)	Incorporated by reference to the Cullen Agricultural Holding Corp.’s Registration Statement on Form S-4 (File No. 333-161773) filed on September 8, 2009.

(2)	Incorporated by reference to Amendment No. 2 to Triplecrown’s Registration Statement on Form S-1 (File Nos. 333-144523 and 333-146850) filed on September 24, 2007.

(3)	Incorporated by reference to Amendment No. 1 to Cullen Agricultural Holding Corp.’s Registration Statement on Form S-4 (File No. 333-161773) filed on September 10, 2009.

(4)	Incorporated by reference to Amendment No. 3 to Cullen Agricultural Holding Corp.’s Registration Statement on Form S-4 (File No. 333-161773) filed on September 10, 2009.

(5)	Incorporated by reference to Cullen Agricultural Holding Corp.’s Current Report on Form 8-K, filed October 22, 2009.

(6)	Incorporated by reference to Cullen Agricultural Holding Corp.’s Registration Statement on Form S-1, filed October 27, 2010.

(7)	Incorporated by reference to Cullen Agricultural Holding Corp.’s Registration Statement on Form 10-Q filed May 13, 2011.
39

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of February 2012.

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

Name	Title	Date

/s/ Eric J. Watson	Chairman of the Board, Chief Executive Officer, Secretary, and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)	February 29, 2012
Eric J. Watson

/s/ Richard Watson	Director	February 29, 2012
Richard Watson

/s/ Robert B. Hersov	Director	February 29, 2012
Robert B. Hersov

/s/ Kerry Kennedy	Director	February 29, 2012
Kerry Kennedy

/s/ Richard Y. Roberts	Director	February 29, 2012
Richard Y. Roberts

/s/ Edward Hanson	Director	February 29, 2012
Edward Hanson

Cullen Agricultural Holding Corp. and Subsidiaries

(a development stage corporation)

CONTENTS

Page

FINANCIAL STATEMENTS

Report of independent registered public accounting firm	F-2

Consolidated Financial Statements:

Balance Sheets as of December 31, 2011 and December 31, 2010	F-3

Statement of Operations for the years ended December 31, 2011 and December 31, 2010 and the period from June 3, 2009 (inception) through December 31, 2011	F-4

Statement of Changes in Stockholders’ Equity for the period from June 3, 2009 (inception) through December 31, 2011	F-5

Statement of Cash Flows for the years ended December 31, 2011 and December 31, 2010 and the period from June 3, 2009 (inception) through December 31, 2011	F-6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Cullen Agricultural Holding Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Cullen Agricultural Holding Corp. and Subsidiaries (a development stage company) (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2011 and 2010, and the period from June 3, 2009 (inception) through December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cullen Agricultural Holding Corp. and Subsidiaries (a development stage company), as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010 and for the period of June 3, 2009 (inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in the development stage, has incurred a net loss of $4,493,263 for the period from June 3, 2009 (inception) through December 31, 2011, and to date has not generated any revenues. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Marcum LLP

Melville, New York

March 1, 2012

ITEM 1.	FINANCIAL STATEMENTS

Cullen Agricultural Holding Corp. and Subsidiaries
(a development stage company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010

ASSETS

CURRENT ASSETS
Cash	$1,028,119	$154,028
Cattle held for sale	—	286,588
Receiveable from related party	27,943
Inventory	—	25,002
Prepaid expenses and other current assets	33,345	34,056
Total Current Assets	1,089,407	499,674

PROPERTY, PLANT AND EQUIPMENT, Net	1,374,812	2,986,540
TOTAL ASSETS	$2,464,219	$3,486,214

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses	$30,511	$174,895
Federal witholding tax payable	27,943	—
Accrued settlement fee	—	550,000
Due to affiliates	4,668	10,778
Current portion of note payable	9,883	9,605
Total Current Liabilities	73,005	745,278

OTHER LIABILITIES
Mortgage payable, related party	—	593,629
Non current portion of note payable	20,632	30,515
Total Other Liabilities	20,632	624,144
TOTAL LIABILITIES	93,637	1,369,422

STOCKHOLDERS' EQUITY
Preferred stock - $0.0001 par value; authorized 1,000,000 shares; no shares issued and outstanding	—	—
Common stock, par value $0.0001; 200,000,000 shares authorized; 19,630,714 shares issued and outstanding	1,964	1,964
Additional paid-in capital	6,861,881	6,861,881
Deficit accumulated during the development stage	(4,493,263)	(4,747,053)
TOTAL STOCKHOLDERS' EQUITY	2,370,582	2,116,792

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,464,219	$3,486,214

The accompanying notes are an integral part of these consolidated financial statements

Cullen Agricultural Holding Corp. and Subsidiaries
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			For the period from
			June 3, 2009
	For the year ended	For the year ended	(inception) through
	December 31, 2011	December 31, 2010	December 31, 2011

Revenues	$—	$—	$—

General and administrative expenses	462,731	1,592,262	2,579,917

LOSS FROM OPERATIONS	(462,731)	(1,592,262)	(2,579,917)

OTHER INCOME (EXPENSE)
Interest expense - related party	(31,494)	(313,282)	(456,135)
Interest expense - note payable	(987)	(733)	(1,721)
Legal settlement recovery	621,348	(550,000)	71,348
Impairment loss on property, plant and equipment	—	(963,172)	(963,172)
Loss on sale of land and equipment, net	(53,752)	(722,209)	(775,961)
Other income (expense), net	184,763	8,421	217,262

TOTAL OTHER INCOME (EXPENSE)	719,878	(2,540,975)	(1,908,379)

INCOME (LOSS) BEFORE INCOME TAXES	257,147	(4,133,237)	(4,488,297)

INCOME TAXES	3,357	1,290	4,967

NET INCOME (LOSS)	$253,790	$(4,134,527)	$(4,493,263)

Weighted average number of common shares outstanding – basic and diluted	19,630,714	19,340,230

Basic and diluted net income (loss) per share	$0.01	$(0.21)

The accompanying notes are an integral part of these consolidated financial statements

Cullen Agricultural Holding Corp. and Subsidiaries
(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Period From June 3, 2009 (inception) through December 31, 2011

				Deficit accumulated
	Common Stock		Additional	during the
	Shares	Amount	Paid-in Capital	development stage	Total

BALANCE - Beginning June 3, 2009 (inception)	—	$—	$—	$—	$—

Issuance of stock to initial stockholder – 100 shares at $0.0001 per share	100	—	100	—	100

Issuance of stock due to Merger – 19,247,211 shares at $0.0001 per share on October 22, 2009	19,247,211	1,925	6,061,820	—	6,063,745

Net loss for the period from June 3, 2009 (inception) through December 31, 2009	—	—	—	(612,526)	(612,526)

BALANCE - December 31, 2009	19,247,311	1,925	6,061,920	(612,526)	5,451,319

Issuance of stock at $5.95 per share	8,403	1	49,999	—	50,000

Issuance of stock at $2.00 per share	375,000	38	749,962	—	750,000

Net loss for the year ended December 31, 2010	—	—	—	(4,134,527)	(4,134,527)

BALANCE - December 31, 2010	19,630,714	1,964	6,861,881	(4,747,053)	2,116,792
Net income for year ended December 31, 2011	—	—	—	253,790	253,790

BALANCE - December 31, 2011	19,630,714	$1,964	$6,861,881	$(4,493,263)	$2,370,582

The accompanying notes are an integral part of these consolidated financial statements

Cullen Agricultural Holding Corp. and Subsidiaries
(a development stage company)
CONSOLIDATED STATEMENT OF CASH FLOWS

			For the period from
			June 3, 2009
	For the years ended		(inception) through
	December 31, 2011	December 31, 2010	December 31, 2011
Cash Flows from Operating Activities
Net income (loss)	$253,790	$(4,134,527)	$(4,493,263)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on sale of property and equipment	53,752	722,209	775,961
Depreciation and amortization	43,176	37,018	82,833
Impairment loss on property, plant and equipment	-	963,172	963,172
Changes in operating assets and liabilities:
Rent receivable	-	7,461	-
Cattle held for sale	286,588	(286,588)	-
Inventory	25,002	(25,002)	-
Prepaid expenses and other current assets	711	52,027	(33,345)
Federal tax receivable	-	1,349,969	1,349,969
Federal witholding tax payable	27,943	-	27,943
Accrued expenses	(144,384)	(106,776)	215,398
Accrued settlement fee	(550,000)	550,000	-
NET CASH USED IN OPERATING ACTIVITIES	(3,422)	(871,037)	(1,111,332)

Cash Flows from Investing Activities
Purchases of property and equipment	-	(280,080)	(841,849)
Proceeds from sale of property and equipment	1,514,800	4,730,873	6,245,673
NET CASH PROVIDED BY INVESTING ACTIVITIES	1,514,800	4,450,793	5,403,824

Cash Flows from Financing Activities
Repayment of mortgage payable to related party	(693,629)	(5,450,655)	(7,130,627)
Proceeds from issuance of mortgage payable to related party	100,000	-	100,000
Repayment to affiliates	(95,207)	(227,314)	(322,521)
Advances from affiliates	61,154	210,037	290,625
Repayments of note payable	(9,605)	-	(9,605)
Cash acquired in reverse merger	-	-	3,057,755
Proceeds from issuance of common stock	-	750,000	750,000
NET CASH USED IN FINANCING ACTIVITIES	(637,287)	(4,717,932)	(3,264,373)
NET INCREASE (DECREASE) IN CASH	874,091	(1,138,176)	1,028,119

CASH - Beginning	154,028	1,292,204	-
CASH - Ending	$1,028,119	$154,028	$1,028,119

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$66,854	$376,054	$456,565
Taxes	$1,250	$-	$1,250
Non-cash investing and financing activities:
Acquisition of property, plant and equipment through issuance of debt	$-	$40,120	$40,120
Issuance of common stock to settle accrued expenses	$-	$50,000	$50,000
Conversion of interest payable into mortgage payable to related party	$-	$176,709	$176,709
On October 22, 2009, the Company completed its reverse merger and recapitalization by acquiring certain assets and assuming certain liabilities:
Tax refund receivable	$-	$-	$1,349,969
Land and land improvements	-	-	8,560,482
Loan payable	-	-	(6,853,918)
Accrued expenses	-	-	(41,822)
Due to affiliates	-	-	(8,621)
Issuance of stock	-	-	(1,925)
Net non-cash recapitalization	$-	$-	$3,004,165

The accompanying notes are an integral part of these consolidated financial statements

PART I.

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

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

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES

(a development stage company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Organization, Business Operations, Significant Accounting Policies and Going Concern Consideration, continued

Liquidity and Going Concern Consideration

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company is a development stage company and has incurred a net loss of $4,493,263 for the period from June 3, 2009 (inception) through December 31, 2011, and has $1,028,119 of cash as of December 31, 2011.

To date, we have not generated any revenue and will not do so until we have sufficient funds to implement our business plan. We have been in the process of attempting to obtain land development financing backed by the property we own and operate to support our working capital needs and implement our business plan.  However, due to the recent performance of similar types of farming operations in the Southeast United States, as well as the general economic downturn, financial institutions have been unwilling to provide such financing.  As a result, the Company has been unable to obtain the necessary funding to support the implementation of its business plan at this time. In order to continue to support its working capital needs and retire certain of its outstanding debt, during 2011 and 2010, the Company entered into contracts with unrelated third parties for the sale of land it owned. In 2011 and 2010, the Company disposed of approximately 2,600 acres of land and all of the cattle it owned. The Company continues to explore the disposition of the remaining 1,035 acres it owns. However, there is no assurance that the Company will be successful in such efforts.

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

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES

(a development stage company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Organization, Business Operations, Significant Accounting Policies and Going Concern Consideration, continued

Cash

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. The Company held no cash equivalents at December 31, 2011 and 2010.

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). Beginning December 31, 2010 through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. This unlimited insurance coverage is separate from, and in addition to, the insurance coverage provided to the depositor’s other accounts held by a FDIC-insured institution, which are insured for balances up to $250,000 per depositor until December 31, 2013. At December 31, 2011, the amounts held in banks exceeded the insured limit. The Company has not incurred losses related to these deposits.

Cattle Held for Sale

Crops used to develop the Company's animals are capitalized as part of the carrying value of such animal and included in cattle held for sale on the consolidated balance sheet. In addition, cattle held for sale is stated at lower of cost or market. At December 31, 2011, Cattle Held for Sale amounted to $0 and $286,588.

Inventory

Inventory consists of feed inventory and investment in crops that are stated at lower of cost or market.  The Company capitalizes all direct and indirect costs until growing crops are harvested.  Harvested crops are reclassified to feed inventory until such crops are sold or used.  The related inventoried costs are recognized as cost of sale to provide an appropriate matching of expenses with the related revenue earned when the crops are sold.  Crops used to develop the Company’s animals are capitalized as part of the carrying value of such animal and are recognized as cost of sale when the animals are sold.  Feed inventory and investment in crops both amounted to $0 as of December 31, 2011, and $7,677 and $17,325, respectively, as of December 31, 2010.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U. S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

Income (Loss) Per Share

The Company follows the provisions of FASB ASC 260, “Earnings Per Share” (“ASC 260”). In accordance with ASC 260, earnings per common share amounts (“Basic EPS”) are computed by dividing earnings by the weighted average number of common shares outstanding for the period. Earnings per common share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive options, warrants, and other potential common stock outstanding during the period. ASC 260 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. The effect of the Merger has been given retroactive application in the EPS calculation. At December 31, 2011 and December 31, 2010, there were 74,000,000 warrants outstanding that were not included in the calculation of diluted EPS because the effects of these securities would have been anti-dilutive.

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

The Company has identified its federal tax return and its state tax return in Georgia as "major" tax jurisdictions. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's consolidated financial statements. The evaluation was performed for tax years of 2009, 2010 and 2011 which are open for tax authority review. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position or results of operations.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES

(a development stage company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Organization, Business Operations, Significant Accounting Policies and Going Concern Consideration, continued

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of income tax expense.  There were no amounts accrued for penalties and interest for year ended December 31, 2011 and December 31, 2010 or the period from June 3, 2009 (inception) through December 31, 2011.  The Company does not expect its uncertain tax position to change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recently Issued and Adopted Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the consolidated financial statements.

Note 2 – Property and Equipment

At December 31, 2011 and December 31, 2010, property and equipment consisted of the following:

	December 31, 2011	December 31, 2010

Land	$1,204,288	$2,623,214
Buildings	66,099	66,099
Machinery and equipment	154,229	154,229
Website	3,328	3,328
Land improvements	—	176,626
	1,427,944	3,023,496

Less: Accumulated depreciation and amortization	53,132	36,956

Property and equipment, net	$1,374,812	$2,986,540

Depreciation and amortization expense for the period from June 3, 2009 (inception) through December 31, 2011 was $82,833. For the year ended December 31, 2011 and 2010 depreciation and amortization expense was $43,176, and $37,018, respectively.

During the year ended December 31, 2010, the Company assessed the recoverability of the carrying value of its property and equipment.  The assessment resulted in an impairment charge of $963,172. This charge reflects the amounts by which the carrying values of these assets exceed their estimated fair values. No impairment charge was required for the year ended December 31, 2011.

Note 3.  Receivable from Related Party

At December 31, 2011 receiveable from related party consist of $27,943 related to a federal withholding tax payable that was paid by the Company subsequent to December 31, 2011 on behalf of Cullen Holdings. Cullen Holdings repaid the amount during February 2012.

Note 4.  Mortgage Payable – Related Party

Upon the consumption of the Merger, the Company issued a promissory note the Cullen Holdings in the amount of $6,853,918. The notes bears interest at 8% and was originally due at the consumption of the Merger but insufficient funds were available. The Company and Cullen Holdings amended the promissory note to extend the maturity date to January 20, 2012. On April 6, 2011, Cullen Holding amended the promissory note and advanced the Company an additional $100,000 under the same terms of the promissory note. In August 2011, the promissory note was repaid. At December 31, 2011 and 2010 Mortgage payable, related party was $— and $593,629, respectively.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES

(a development stage company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Other Income

On March 1, 2011, the Company entered into an agreement with Hart Acquisitions LLC (“Hart”), an affiliate of one of the Company’s directors, for the lease of 120 acres of the Company’s property, from January 1, 2011 through August 31, 2011. This area of land consists of 100 irrigated acres and 20 non irrigated acres. The agreement calls for Hart to pay, in advance, $117 per acre of irrigated land and $33 per acre of non irrigated land. During March 2011 the Company received $12,360 for the lease of this land. The Company has recorded $12,360 of rental income from this lease for the year ended December 31, 2011, which is included in other income (expense), net in the consolidated statements of operations.

On April 29, 2011, the Company entered into a Sales Contract (“Agreement”) with Wilbert Roller, Jr. (“Buyer”) pursuant to which the Company agreed to sell to Buyer approximately 1,035 acres of land for approximately $1,625,000, of which $100,000 was paid on signing with the balance due on closing of the transaction by December 31, 2011. In conjunction with the Agreement the Company entered into a lease agreement with Buyer pursuant to which the Company leased the 1,035 acres through December 31, 2011 for $50,000. The Buyer prepaid the $50,000 lease rent on April 29, 2011, which the Company recognized as rental income during the year ended December 31, 2011 and is included in other income (expense), net in the consolidated statements of operations. The Company also recorded interest income related to this sales contract of $62,671 during the year ended December 31, 2011, which is included in other income (expense) , net. Since the closing of the land did not occur, the Company recorded a $100,000 gain related to the forfeited deposit, which is included in other income (expense), net during the year ended December 31, 2011.

On July 8, 2011, the Company entered into an agreement with Mims Farms for the lease of 79 acres of the Company’s property, from July 8, 2011 through December 31, 2011. During July 2011, the Company received $3,800 for the lease of this land, which was recorded during the year ended December 31, 2011 and is included in other income (expense), net. The Company also entered into a sales contract for these 79 acres, which was terminated by Mims Farm. As a result of the termination, the Company received $5,000, which was recorded during the year ended December 31, 2011 and is included in other income (expense), net in the consolidated statements of operations.

On August 2, 2010, the Company entered into a Beef Grazing Agreement (“Grazing Agreement”) with FPL Foods LLC (“FPL”) pursuant to which the Company grazed FPL’s cattle on land leased and owned by the Company from August 1, 2010 through January 15, 2011.  The Company and FPL subsequently agreed that cattle would be returned to FPL and the Company and FPL would be released of their obligations. The Company recorded a loss related to the Grazing Agreement of $30,318, which is included in other income (expense), net during year ended December 31, 2011.

The Company also recorded a loss related to calf deaths of $13,749 which is included in other income (expense), net during the year ended December 31, 2011.

For the year ended December 31, 2011, and for the period June 3, 2009 (inception) through December 31, 2011 the Company recorded a legal settlement recovery of $621,348 and $71,348, respectively (see Note 7).

In October 2010, the Company entered into an agreement with Landee Acres, LLC (“Landee”), pursuant to which which Landee was obligated to purchase approximately 500 acres of land for approximately $1.49 million. On August 5, 2011 the sale of this land was completed. The Company estimates the original purchase price for this land to be $1,450,306 and has recorded a loss from the sale of this property of $50,681 which is included in loss on sale of land and equipment, net during the year ended December 31, 2011.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES

(a development stage company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On November 22, 2011, the Company entered into a sales contract with Mims Farm to which the Company sold these 79 acres of land for approximately $115,000.  The Company estimates the original purchase price for this land to be $110,174. After taking into account closing costs and broker commissions, the Company recorded a loss from the sale of this property of $3,071, which is included in loss on sale of land and equipment, net during the year ended December 31, 2011.

During January 2010, the Company signed an Agreement with Battle Lumber Co., Inc. for the sale and removal of merchantable timber located on part of our property. During the year ended December 31, 2010, Battle Lumber Co. removed a portion of the timber and the Company recorded income $79,961, which is included in other income.

In January 2010, the Company entered into an agreement with Canoochee River Plantation, LLC, pursuant to which the Company sold 340 of non irrigated land for $613,170. The Company estimates the original purchase price for this land to be $594,794 and has recorded a gain from the sale of this property of $6,321 which is included in loss on sale of land and equipment, net during the year ended December 31, 2010.

In June 2010, the Company entered into second agreement with Canoochee River Plantation, LLC, pursuant to which the Company sold 240 acres of land for $776,688. The Company estimates the original purchase price for this land to be $807,239 and has recorded a loss from the sale of this property of $53,489 which is included in loss on sale of land and equipment, net during the year ended December 31, 2010.

In September 2010, the Company entered into an agreement with Mossy Creek Plantation, LLC, pursuant to which the Company sold 95 acres of land for $170,244. The Company estimates the original purchase price for this land to be $ 165,192 and has recorded a loss from the sale of this property of $3,641 which is included in loss on sale of land and equipment, net during the year ended December 31, 2010.

On September 28, 2010, the Company entered into a Sales Contract (“Mims Agreement”) with Benny Mims pursuant to which the Company sold approximately 500 acres of land for approximately $1.6 million. The Company estimates the original purchase price for this land to be $1,926,567 and have recorded a loss from the sale of this property of $385,739, which is included in loss on sale of land and equipment, net during the year ended December 31, 2010.

On October 15, 2010, the Company entered into a new Sales Contract with Landee Acres, LLC (“Landee”) pursuant to which the Company sold to Landee approximately 700 acres of land for an aggregate of $1.45 million. The Company estimates the original purchase price for this land to be $1,645,392 and have recorded a loss from the sale of this property of $252,148, which is included in loss on sale of land and equipment, net during the year ended December 31, 2010. This sale of 700 acres closed on October 26, 2010.

On October 22, 2010, the Company entered into a sales contract with Don and Alisa Burke pursuant to which the Company sold approximately 154 acres of land for approximately $289,000. The Company estimates the original purchase price for this land to be $312,988 and have recorded a loss from the sale of this property of $36,214, which is included in loss on sale of land and equipment, net during the year ended December 31, 2010.

For the year ended December 31, 2010, we recognized a gain on sale of equipment totaling $2,701 which is included in loss on sale of land and equipment, net during the year ended December 31, 2010.

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

During 2010, the Company assessed the recoverability of the carrying value of its property, plant and equipment. The assessment resulted in an impairment charge of $963,172, during the year ended December 31, 2010. This charge reflects the amounts by which the carrying values of these assets exceed their estimated fair values.

On August 2, 2010, the Company entered into a Beef Grazing Agreement (“Grazing Agreement”) with FPL Foods LLC (“FPL”) pursuant to which the Company grazed FPL’s cattle on land leased and owned by the Company from August 1, 2010 through January 15, 2011. During March 2011, the Company and FPL agreed that effective December 31, 2010, cattle would be returned to FPL and the Company and FPL would be released of their obligations. The Company recorded a loss related to the Grazing Agreement of $202,465, which is included in other income (expense), net during the year ended December 31, 2010.

The Company recognized interest income and hay income, totaling $9,313, which is included in other income, net during the year ended December 31, 2010. The Company also recognized a loss from legal settlement and calf deaths totaling $550,000, and $25,732 respectively, which is included in other income, net during the year ended December 31, 2010.

Note 6.  Related Parties

During the year ended December 31, 2011, Hart incurred costs related to the operations of Cullen Agritech and Natural Dairy of a combined total of $88,634.  These costs consisted of property related expenses of $52,234, and employee related expenses of $36,400 for the year ended December 31, 2011. During the year ended December 31, 2011, Hart funded part of the operations of both Cullen Agritech and Natural Dairy and incurred costs of a combined total of $27,428, which consisted of property related expenses. As of the December 31, 2011, $4,668 was due to Hart.

On November 9, 2011, the Company entered into an agreement with Hart, a related party, for the sale of all 342 of the Company’s cattle for $436,950. The sale closed on December 9, 2011 and the Company received $420,534 for the sale of the cattle due to certain adjustments made to pursuant to the terms of the agreement.

During the year ended December 31, 2010, Hart incurred costs related to the operations of Cullen Agritech and Natural Dairy of a combined total of $136,805.  These costs consisted of property related expenses of $35,645, and employee related expenses of $101,159. During the year ended December 31, 2010, the Company incurred costs related to the operations of Hart of $244,369.  These costs consisted of $225,869 of property related expenses and $18,500 of lease related expense. As of the December 31, 2010, $10,778 was due to Hart.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES

(a development stage company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Note Payable

On May 15, 2010 the Company entered into a note payable to a financial institution due May 15, 2015, payable in annual installments of $10,768, which includes interest of 2.9% per annum. The note payable is secured by certain farming equipment. At December 31, 2011 and 2010, the outstanding principal balance was $30,515, and $40,120, respectively. At December 31, 2011, principal payments due were as follows: 2012 - $9,883; 2013 - $10,170; and 2014 - $10,462.

Note 8.  Commitments and Contingencies

Litigation

The Company is not a party to any current litigation.  On December 9, 2009, a second amended class action complaint, styled Goodman v. Watson, et al., was filed in the Court of Chancery of the State of Delaware against the former directors of Triplecrown.  The complaint alleged that the defendants breached their fiduciary duties and their duty of disclosure in connection with the Merger.  The plaintiff sought, as an alternative remedy, damages in the amount of approximately $9.74 per share, to have Triplecrown’s trust account restored and distributed pro rata to members of the putative class, a quasi-appraisal remedy for members of the putative class, and an opportunity for members of the putative class to exercise conversion rights in connection with the Merger.  The defendants filed an answer on December 23, 2009.

On January 18, 2011, the Company and the former directors entered into a stipulation of settlement with the plaintiff.  Following notice, on April 5, 2011, the Court held a hearing at which it, among other things, certified the proposed class and approved the settlement.   The order approving the settlement was entered on April 5, 2011. Pursuant to the settlement approved by the Court, the class action will be resolved, and all claims will be dismissed with prejudice, in exchange for an aggregate payment to the class of up to $1.4 million, of which up to $550,000 will be paid by the Company and the balance will be paid by our insurance carrier. Following the notice, on April 5, 2011, the Court of Chancery held a hearing at which it, among other things, certified the proposed class and approved the Stipulation.  Members of the putative class had until June 30, 2011 to participate in the settlement.  At June 30, 2011, holders (or former holders) of approximately 93,000 shares properly sought to participate in the settlement.  The Company’s insurance carrier paid the entire amount owed to these holders, resulting in no out of pocket liability to the Company for the settlement. The Company had accrued a loss of $550,000 at December 31, 2010, which represented management’s estimate of the Company’s exposure in connection with the litigation at that time.  Due to the fact that the insurance company paid the entire amount to participants of the settlement, as of June 30, 2011, the Company reversed the accrual of $550,000. The insurance company paid $850,000 to an escrow account to be used to pay the participants of the settlement. On July 13, 2011, the Company was notified that the actual amount paid to the participants in the settlement was $778,652 and that the remaining $71,348 would be remitted to the Company. On July 19, 2011, the Company received $71,348 which is recorded as legal settlement recovery during the year ended December 31, 2011. During the years ended December 31, 2011 and 2010, the Company incurred legal costs of approximately $7,000 and $293,000, respectively, related to this litigation, which is included in general and administrative expenses in the accompanying statements of operations.

Note 9.   Stockholders’ Equity

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

At December 31, 2011 and 2010, warrants to purchase 74,000,000 shares of the Company’s common stock were outstanding. These warrants have an exercise strike price of $12.00 per share and expire October 22, 2013.

Note 10 – 2009 Long-Term Incentive Equity Plan

The Company’s 2009 Long-Term Incentive Equity Plan (the “Plan”) permits the granting of stock options, stock appreciation rights, restricted stock and other stock based awards to officers, employees, directors and consultants of the Company for up to 2,405,914 shares.    Option awards are granted with an exercise price equal to the market price on the date of grant and they generally vest over a three year period and expire between 5 and 10 years from the date of issuance.  Stock appreciation rights may be awarded in tandem with an option and shall no longer be exercisable upon termination or the exercise of the related option.  The term of the stock appreciation right is determined by the Plan’s committee.  Restricted stock and other stock based awarded at the discretion of the Plan’s committee.  As of December 31, 2011 and for the period from June 3, 2009 (inception) through December 31, 2011, there have been no awards granted under this Plan.

Note 11 – Income Taxes

The components of the income tax provision are as follows:

			For the period from
			June 3, 2009
	For the year ended	For the year ended	(inception) through
	December 31, 2011	December 31 ,2010	December 31, 2011
Current
Federal	-	-	-
State	3,357	1,290	4,967
Total current	3,357	1,290	4,967

Deferred
Federal	(84,024)	(1,403,266)	(1,512,340)
State	(9,787)	(163,439)	(176,143)
	(93,811)	(1,566,705)	(1,688,483)
Change in valuation allowance	93,811	1,566,705	1,688,483
Total deferred	-	-	-
Income tax expense	3,357	1,290	4,967

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

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES

(a development stage company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	For the year ended December 31, 2011	For the year ended December 31, 2010
Deferred tax assets:
Legal settlement	$-	$208,780
Impairment loss	365,620	365,620
Loss on sale of fixed assets	18,802	18,802
Net operating loss carry forwards	1,348,127	1,212,196
Other	-	13,260
Total deferred tax assets	1,732,549	1,818,658
Deferred tax liabilities:
Depreciation and amortization	(28,261)	(20,559)
Total deferred tax liability	(28,261)	(20,559)
Valuation allowance	(1,704,288)	(1,798,099)
Net deferred tax asset	$-	$-

As of December 31, 2011 and 2010, the Company has an estimated net operating loss carry forward of $3,551,441 and $3,234,989, respectively, which begin to expire starting in 2029.  If realized, it would have an estimated tax benefit of approximately $1,348,127. Company has determined that the deferred tax asset has no value at this time, as the Company does not believe it will utilize these losses in the future, and accordingly has recorded a valuation allowance of 100% of the deferred tax asset.

As of December 31, 2011, the valuation allowance has decreased by $93,811.

A reconciliation of the provision for income taxes with the amounts computed by applying the statutory Federal income tax to income from continuing operations before provision for income taxes is as follows:

	For the year	For the Period from
	ended	June 3, 2009
	December 31,	(inception) through
	2010	December 31, 2009
Tax provision at statutory	34%	34%
State and local taxes (net of federal benefit)	4%	4%
Change in valuation allowance and non-deductible items	(38)%	(38)%
Effective tax rate	0%	0%

Note 12.  Subsequent Events

The Company evaluates events that occurred after the balance sheet date but before the consolidated financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements through the date the consolidated financial statements were issued.

