Form 10-Q
period 2012-03-31
Cullen Agricultural Holding Corp
filed 2012-05-03
CIK 1471256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2012

☐	Transition report under Section 13 or 15(d) of the Exchange Act of 1934 For the transition period from _____________ to _____________

Commission File Number 000-53806

Cullen Agricultural Holding Corp.

(Exact Name of Issuer as Specified in Its Charter)

Delaware	27-0863248
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

As of May 3, 2012, 19,630,714 shares of common stock, par value $.0001 per share, were issued and outstanding.

CULLEN AGRICULTURAL HOLDING CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2012

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements	4
Condensed Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011	4
Condensed Consolidated Statement of Operations (Unaudited) for the three months ended March 31, 2012 and 2011 and for the period from June 3, 2009 (inception) through March 31, 2012	5
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited) for the period from June 3, 2009 (inception) through March 31, 2012	6
Condensed Consolidated Statement of Cash Flows (Unaudited) for the three months ended March 31, 2012 and 2011 and for the period from June 3, 2009 (inception) through March 31, 2012	7
Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 4. Controls and Procedures	15
Part II. Other Information	16
Item 1. Legal Proceedings	16
Item 6. Exhibits	16
Signatures	17

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

The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in this Quarterly Report in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2012 in the section entitled "Risk Factors." Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I.

FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

Cullen Agricultural Holding Corp. and Subsidiaries

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012
	(unaudited)	December 31, 2011
ASSETS
CURRENT ASSETS
Cash	$1,003,686	$1,028,119
Receivable from related party	1,871	27,943
Prepaid expenses and other current assets	22,688	33,345
Total Current Assets	1,028,245	1,089,407

PROPERTY, PLANT AND EQUIPMENT, Net	1,366,815	1,374,812
TOTAL ASSETS	$2,395,060	$2,464,219

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses	$36,096	$30,511
Federal witholding tax payable	—	27,943
Due to affiliates	—	4,668
Deferred income	69,205	—
Current portion of note payable	9,883	9,883
Total Current Liabilities	115,184	73,005

OTHER LIABILITIES
Non current portion of note payable	20,632	20,632
Total Other Liabilities	20,632	20,632
TOTAL LIABILITIES	135,816	93,637

STOCKHOLDERS' EQUITY
Preferred stock - $0.0001 par value; authorized 1,000,000 shares; no shares issued and outstanding	—	—
Common stock, par value $0.0001; 200,000,000 shares authorized; 19,630,714 shares issued and outstanding	1,964	1,964
Additional paid-in capital	6,861,881	6,861,881
Deficit accumulated during the development stage	(4,604,601)	(4,493,263)
TOTAL STOCKHOLDERS' EQUITY	2,259,244	2,370,582
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,395,060	$2,464,219

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Cullen Agricultural Holding Corp. and Subsidiaries

(a development stage company)

(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

			For the period from
	For the Three	For the Three	June 3, 2009
	months ended	months ended	(inception) through
	March 31, 2012	March 31, 2011	March 31, 2012

Revenues	$—	$—	$—

General and administrative expenses	117,540	130,549	2,697,457
LOSS FROM OPERATIONS	(117,540)	(130,549)	(2,697,457)

OTHER INCOME (EXPENSE)
Interest expense - related party	—	(11,710)	(456,135)
Interest expense - note payable	(221)	(287)	(1,941)
Legal settlement recovery	—	—	71,348
Impairment loss on property, plant and equipment	—	—	(963,172)
Loss on sale of land and equipment, net	—	—	(775,961)
Other income (expense), net	6,795	(36,786)	224,056
TOTAL OTHER INCOME (EXPENSE)	6,574	(48,783)	(1,901,805)

LOSS BEFORE INCOME TAXES	(110,966)	(179,332)	(4,599,262)

INCOME TAXES	372	327	5,339
NET LOSS	$(111,338)	$(179,659)	$(4,604,601)

Weighted average number of common shares outstanding – basic and diluted	19,630,714	19,630,714
Basic and diluted net loss per share	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Cullen Agricultural Holding Corp. and Subsidiaries

(a development stage company)

(unaudited)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Period From June 3, 2009 (inception) through March 31, 2012

				Deficit accumulated
	Common Stock		Additional	during the
	Shares	Amount	Paid-in Capital	development stage	Total

BALANCE - Beginning June 3, 2009 (inception)	—	$—	$—	$—	$—

Issuance of stock to initial stockholder – 100 shares at $0.0001 per share	100	—	100	—	100

Issuance of stock due to Merger – 19,247,211 shares at $0.0001 per share on October 22, 2009	19,247,211	1,925	6,061,820	—	6,063,745

Net loss for the period from June 3, 2009 (inception) through December 31, 2009	—	—	—	(612,526)	(612,526)

BALANCE - December 31, 2009	19,247,311	1,925	6,061,920	(612,526)	5,451,319
Issuance of stock at $5.95 per share	8,403	1	49,999	—	50,000
Issuance of stock at $2.00 per share	375,000	38	749,962	—	750,000
Net loss for the year ended December 31, 2010	—	—	—	(4,134,527)	(4,134,527)
BALANCE - December 31, 2010	19,630,714	1,964	6,861,881	(4,747,053)	2,116,792
Net income for year ended December 31, 2011	—	—	—	253,790	253,790
BALANCE - December 31, 2011	19,630,714	1,964	6,861,881	(4,493,263)	2,370,582
Net loss for the three months ended March 31, 2012	—	—	—	(111,338)	(111,338)
BALANCE - March 31, 2012	19,630,714	$1,964	$6,861,881	$(4,604,601)	$2,259,244

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Cullen Agricultural Holding Corp. and Subsidiaries

(a development stage company)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Three months ended		For the period from June 3, 2009 (inception) through
	March 31, 2012	March 31, 2011	March 31, 2012
Cash Flows from Operating Activities
Net loss	$(111,338)	$(179,659)	$(4,604,601)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of property and equipment	-	-	775,961
Depreciation and amortization	7,997	12,956	90,830
Impairment loss on property, plant and equipment	-	-	963,172
Changes in operating assets and liabilities:
Cattle held for sale	-	(35,613)	-
Inventory	-	(3,832)	-
Prepaid expenses and other current assets	10,657	9,348	(22,688)
Federal tax receivable	-	(943)	1,349,969
Federal witholding tax payable	(27,943)	-	-
Accrued expenses	5,585	(51,114)	220,983
Deferred revenue	69,205	7,782	69,205
NET CASH USED IN OPERATING ACTIVITIES	(45,837)	(241,075)	(1,157,169)
Cash Flows from Investing Activities
Purchases of property and equipment	-	-	(841,849)
Proceeds from sale of property and equipment	-	-	6,245,673
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-	5,403,824
Cash Flows from Financing Activities
Cash overdraft	-	85,247	-
Repayment of mortgage payable to related party	-	-	(7,130,627)
Proceeds from issuance of mortgage payable to related party	-	-	100,000
Repayment to affiliates	(6,539)	(27,652)	(348,494)
Advances from affiliates	27,943	29,452	338,002
Repayments of note payable	-	-	(9,605)
Cash acquired in reverse merger	-	-	3,057,755
Proceeds from issuance of common stock	-	-	750,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	21,404	87,047	(3,242,969)
NET (DECREASE) INCREASE IN CASH	(24,433)	(154,028)	1,003,686
CASH - Beginning	1,028,119	154,028	-
CASH - Ending	$1,003,686	$-	$1,003,686
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$456,565
Taxes	$1,260	$1,250	$2,510
Non-cash investing and financing activities:
Acquisition of property, plant and equipment through issuance of debt	$-	$-	$40,120
Issuance of common stock to settle accrued expenses	$-	$-	$50,000
Conversion of interest payable into mortgage payable to related party	$-	$-	$176,709
On October 22, 2009, the Company completed its reverse merger and recapitalization by acquiring certain assets and assuming certain liabilities:
Tax refund receivable	$-	$-	$1,349,969
Land and land improvements	-	-	8,560,482
Loan payable	-	-	(6,853,918)
Accrued expenses	-	-	(41,822)
Due to affiliates	-	-	(8,621)
Issuance of stock	-	-	(1,925)
Net non-cash recapitalization	$-	$-	$3,004,165

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES

(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1.       Interim Financial Information, Organization, Business Operations and Significant Accounting Policies

Basis of Presentation

Cullen Agricultural Holding Corp.’s (the “Company”, “we”, “us” or “our”) accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete condensed consolidated interim financial statements. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. In addition, the December 31, 2011 balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated interim financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.

We are a development stage company and to date have not generated any revenue. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes there to for the fiscal year ended December 31, 2011 filed on March 1, 2012. The accounting policies used in preparing these unaudited condensed consolidated interim financial statements are consistent with those described in the December 31, 2011 audited consolidated financial statements.

Organization and Nature of Operations

Cullen Agricultural Holding Corp. was incorporated in Delaware on August 27, 2009. We are a development stage company. Our principal focus is to use our intellectual property in forage and animal sciences to improve agricultural yields. To date, we have not generated any revenue and will not do so until we have sufficient funds to implement our business plan.

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

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES

(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1.     Organization, Business Operations and Significant Accounting Policies, continued

Cash

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. The Company held no cash and cash equivalents at March 31, 2012 and December 31, 2011. At times during the periods ended March 31, 2012 and December 31, 2011, the Company had cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation insurance limits. At March 31, 2012 cash is held at one financial institution.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. The Company charges repairs and maintenance items to expense, while major improvements and betterments are capitalized.

Depreciation and amortization is provided on the straight-line method over the following estimated useful lives of the assets:

Buildings	15 years
Machinery and equipment	5 – 10 years
Transportation equipment	5 years
Land improvements	15 years

Use of Estimates

The preparation of condensed consolidated interim financial statements in conformity with U. S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated interim financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES

(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1.     Organization, Business Operations and Significant Accounting Policies, continued

Earnings Per Share

The Company follows the provisions of FASB ASC 260, “Earnings Per Share” (“ASC 260”). In accordance with ASC 260, earnings per common share amounts (“Basic EPS”) are computed by dividing earnings by the weighted average number of common shares outstanding for the period. Earnings per common share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive options, warrants, and other potential common stock outstanding during the period. ASC 260 requires the presentation of both Basic EPS and Diluted EPS on the face of the condensed consolidated interim statements of operations. The effect of the Merger has been given retroactive application in the EPS calculation. At March 31, 2012 and December 31, 2011, there were 74,000,000 warrants outstanding that were not included in the calculation of diluted EPS because the effects of these securities would have been anti-dilutive.

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

At March 31, 2012 and December 31, 2011, deferred taxes primarily consist of deferred tax assets for net operating loss carryforwards. The Company does not believe at this time that it will utilize the net operating loss carryforwards in the future, and accordingly has recorded a valuation allowance of 100% of the deferred tax assets at March 31, 2012 and December 31, 2011.

The Company has identified its federal tax return and its state tax return in Georgia as "major" tax jurisdictions. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's condensed consolidated interim financial statements. The evaluation was performed for tax years of 2009, 2010 and 2011 which are open for tax authority review. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position or results of operations.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of income tax expense.  There were no amounts accrued for penalties and interest for the three months ended March 31, 2012 and 2011 or the period from June 3, 2009 (inception) through March 31, 2012.  The Company does not expect its uncertain tax position to change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES

(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1.     Organization, Business Operations and Significant Accounting Policies, continued

Recently Issued and Adopted Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the condensed consolidated interim financial statements.

Note 2 – Property, Plant and Equipment

At March 31, 2012 and December 31, 2011, property, plant and equipment consisted of the following:

	March 31, 2012	December 31, 2011

Land	$1,204,288	$1,204,288
Buildings	66,099	66,099
Machinery and equipment	154,229	154,229
Website	3,328	3,328
	1,427,944	1,427,944

Less: Accumulated depreciation and amortization	61,129	53,132

Property, plant and equipment, net	$1,366,815	$1,374,812

Depreciation and amortization expense for the period from June 3, 2009 (inception) through March 31, 2012 was $90,830. For the three months ended March 31, 2012 and March 31, 2011 depreciation and amortization expense was $7,997, and $12,956, respectively.

The Company assessed the recoverability of the carrying value of its property, plant and equipment.  The assessment resulted in an impairment charge of $963,172, which was recorded during the period of June 3, 2009 (inception) through March 31, 2012. This charge reflects the amounts by which the carrying values of these assets exceed their estimated fair values. No impairment charge was required for the three months ended March 31, 2012 and 2011.

Note 3.  Related Parties

Hart Acquisitions LLC

During the three months ended March 31, 2012 and 2011, Hart Acquisitions LLC (“Hart”), an affiliate of one of the Company’s directors, incurred combined costs of $- and $27,378, respectively, related to the operations of Cullen Agritech and Natural Dairy.  These costs consisted of property related expenses of $12,939, and employee related expenses of $14,439 for the three months ended March 31, 2011. During the three months ended March 31, 2012 and 2011, the Company incurred costs related to the operations of Hart of $- and $14,800, respectively, which consisted of property related expenses.

As of March 31, 2012 and December 31, 2011, $1,871 was due from Hart and $4,668 was due to Hart, respectively.

Cullen Inc. Holdings Ltd.

At December 31, 2011 receivable from related party consist of $27,943 related to a federal withholding tax payable that was paid by the Company subsequent to December 31, 2011 on behalf of Cullen Holdings. Cullen Holdings repaid the amount during February 2012.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES

(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 3.     Related Parties, continued

Upon the consumption of the Merger, the Company issued a promissory note to Cullen Holdings in the amount of $6,853,918. The notes bore interest at 8% and was originally due at the consummation of the Merger but insufficient funds were available. The Company and Cullen Holdings amended the promissory note to extend the maturity date to January 20, 2012. On April 6, 2011, Cullen Holding amended the promissory note and advanced the Company an additional $100,000 under the same terms of the promissory note. In August 2011, the promissory note was repaid in full. The Company incurred interest expense related to this note of $-, $11,710 and $456,135 for the three months ended March 31, 2012 and 2011 and the period of June 3, 2009 (inception) through March 31, 2012

Note 4.  Other Income

On March 5, 2012, the Company entered into a Sales Contract (“Agreement”) with Patrick and Sherry Farrell (collectively, the “Buyer”) pursuant to which the Company agreed to sell to Buyer approximately 1,035 acres of land for approximately $1,524,000, of which a $50,000 deposit was paid, which is being held in escrow by a third party, on signing with the balance due on closing of the transaction by April 15, 2012. In conjunction with the Agreement, the Company entered into a lease agreement with Buyer pursuant to which the Company leased the 1,035 acres through December 31, 2012 for $76,000. The Buyer prepaid the $76,000 lease rent on March 5, 2012, of which the Company recognized $6,795 as rental income during the three months ended March 31, 2012 which is included in other income (expense), net in the consolidated statements of operations. On April 5, 2012, the Buyer paid an additional $50,000 deposit, which is being held in escrow by a third party, and the closing date was extended to May 15, 2012.

On March 1, 2011, the Company entered into an agreement with Hart, for the lease of 120 acres of the Company’s property, from January 1, 2011 through August 31, 2011. This area of land consists of 100 irrigated acres and 20 non irrigated acres. The agreement calls for Hart to pay, in advance, $117 per acre of irrigated land and $33 per acre of non irrigated land. During March 2011 the Company received $12,360 for the lease of this land, of which $7,782 is included in deferred income. The Company has recorded $4,578 of rental income from this lease which is included in other income (expense), net for the three months ended March 31, 2011.

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

Note 5.  Subsequent Events

The Company evaluates events that occurred after the balance sheet date but before the unaudited condensed consolidated interim financial statements are issued.

On April 5, 2012, the Buyer of approximately 1,035 acres of land paid an additional $50,000, which is being held in escrow by a third party, deposit and the closing date was extended to May 15, 2012.

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

Strategic Alternatives

We have been in the process of attempting to obtain land development financing backed by the property we own and operate to support our working capital needs and implement our business plan. However, due to the recent performance of similar types of farming operations in the region, as well as the general economic downturn, financial institutions have been unwilling to provide such financing. As a result, we have been unable to obtain the necessary funding to support the implementation of our business plan at this time. Accordingly, we explored all financing and strategic alternatives available to us, including disposing of or leasing portions of our land in order to continue to support our working capital needs. In 2011 and 2010, the Company disposed of approximately 2,600 acres of land. On March 5, 2012, we entered into a Sales Contract with a buyer to lease the Company’s remaining 1,035 acres of land for the remainder of the 2012 crop year for the sum of $76,000 and to sell to the buyer the land for a purchase price of $1,524,000. This land constitutes the last of the Company’s property which we had planned to use to deploy our pasture based dairy and beef business plan. It is our intention to either seek additional financing to allow us to implement our pasture based dairy and beef business plan, or to seek alternative opportunities available to us unrelated to our business plan in an effort to maximize shareholder value. To this end, the Company has in the past had, and may in the future have, discussions with potential merger candidates wishing to become publicly traded.   There is no assurance that the Company will be successful in any of such efforts.  If the Company is unable to secure additional financing or find another alternative, the Company will not have sufficient capital to implement its business plan and may be forced to suspend all operations until such time as capital or another alternative is available to it.

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

Results of Operations

For the three months ended March 31, 2012, we had a net loss of $111,338. Our expenses of $117,540 for three months ended March 31, 2012 consisted primarily of legal, accounting and consulting fees, payroll and employee related expenses, and other general corporate and administrative expenses of $11,525, $67,673, $8,515, and $29,827, respectively.

For the three months ended March 31, 2011, we had a net loss of $179,659. Our expenses of $130,549 for three months ended March 31, 2011 consisted primarily of legal, accounting and consulting fees, payroll and employee related expenses, and other general corporate and administrative expenses of $44,512, $13,591, $19,945, and $52,501, respectively.

For the period from June 3, 2009 (inception) through March 31, 2012, we had a net loss of $4,604,601. We did not generate any revenues during this period and are a development stage company. Our expenses of $2,697,457 for the period from June 3, 2009 (inception) through March 31, 2012 consisted primarily of legal, accounting and consulting fees of $802,027 as well as payroll and employee related expenses of $531,917 and other general corporate and administrative expenses of $1,363,513.

Additionally, upon the closing of the Merger, we issued to Cullen Holdings a promissory note in an initial amount of $6,853,918. During the three months ended March 31, 2012 and March 31, 2011 and the period from June 3, 2009 (inception) through March 31, 2012, we incurred interest expense of $-, $11,710, and $456,135, respectively, related to this promissory note. We incurred interest expense-related party of $221 and $287 for the three months ended March 31, 2012 and March 31, 2011, respectively and $1,941 for the period from June 3, 2009 (inception) through March 31, 2012.

For the three months ended March 31, 2012, we had other income of $6,795 related to lease income of the 1,035 acres of land the Company owns, as well as a $372 provision for income tax. For the three months ended March 31, 2011, we had other expense, net of $36,786 related to losses related to beef operations, rental income and losses related to calf deaths, as well as a $327 provision for income tax.

For the period from June 3, 2009 (inception) through March 31, 2012, we had other expenses, net of $1,901,805 related to lease income, note payable interest expense related to tractor and a mortgage payable to a related party, legal settlement recovery, calf deaths, loss from beef grazing operations, the sale of timber, corn and hay, loss from the sale of land and impairment loss on property, plant and equipment and a $5,339 provision for income tax.

Liquidity and Capital Resources

During the period from June 3, 2009 (inception) through March 31, 2012, we did not have any sources of revenue and incurred a net loss of $4,604,601. As of March 31, 2012, we had $1,003,686 available cash and working capital of $913,061.

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

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the unaudited condensed consolidated interim financial statements. However certain accounting policies are particularly important to the portrayal of financial position and results of operations and require the application of significant judgments by management. In applying those policies, management used its judgment to determine the appropriate assumptions to be used in determination of certain estimates. Our accounting policy will be to use estimates based on terms of existing contracts, observance of trends in the industry and information available from outside sources, as appropriate.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the unaudited condensed consolidated interim financial statements.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file with the SEC is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and treasurer (our principal executive and principal financial and accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012.

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2012.

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

PART II

OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

The Company is not currently involved in any litigation which it believes could have a materially adverse effect on its financial conditions or results of operations.

ITEM 6.          EXHIBITS

(a)      Exhibits:

10.1	Sales Contract with Patrick and Sherry Farrell

31	Section 302 Certification by CEO and Treasurer

32	Section 906 Certification by CEO and Treasurer

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

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

Dated: May 3, 2012

CULLEN AGRICULTURAL HOLDING CORP.

/s/ Eric J. Watson
Eric J. Watson
Chairman of the Board, Chief Executive Officer, Secretary and Treasurer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

