Form 10-Q
period 2012-06-30
Cullen Agricultural Holding Corp
filed 2012-08-03
CIK 1471256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012

☐	Transition report under Section 13 or 15(d) of the Exchange Act of 1934
For the transition period from _____________ to _____________

Commission File Number 000-53806

Cullen Agricultural Holding Corp.

(Exact Name of Issuer as Specified in Its Charter)

Delaware	27-0863248
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1193 Seven Oaks Rd. Waynesboro, GA 30830
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 3, 2012, 19,630,714 shares of common stock, par value $.0001 per share, were issued and outstanding.

CULLEN AGRICULTURAL HOLDING CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2012

TABLE OF CONTENTS

Page

Part I. Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011	3
Condensed Consolidated Statement of Operations (Unaudited) for the three and six months ended June 30, 2012 and 2011 and for the period from June 3, 2009 (inception) through June 30, 2012	4
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited) for the period from June 3, 2009 (inception) through June 30, 2012	5
Condensed Consolidated Statement of Cash Flows (Unaudited) for the six months ended June 30, 2012 and 2011 and for the period from June 3, 2009 (inception) through June 30, 2012	6
Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 4. Controls and Procedures	15
Part II. Other Information
Item 1. Legal Proceedings	16
Item 6. Exhibits	16
Signatures	17

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

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Cullen Agricultural Holding Corp. and Subsidiaries

(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2012 (unaudited)	December 31, 2011
CURRENT ASSETS
Cash	$2,383,960	$1,028,119
Receivable from related party	1,871	27,943
Prepaid expenses and other current assets	13,793	33,345

Total Current Assets	2,399,624	1,089,407

PROPERTY, PLANT AND EQUIPMENT, Net	105,116	1,374,812

TOTAL ASSETS	$2,504,740	$2,464,219

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses	$12,387	$30,511
Federal witholding tax payable	--	27,943
Due to affiliates	--	4,668
Current portion of note payable	10,170	9,883

Total Current Liabilities	22,557	73,005

OTHER LIABILITIES
Non current portion of note payable	10,462	20,632
Total Other Liabilities	10,462	20,632
TOTAL LIABILITIES	33,019	93,637

STOCKHOLDERS' EQUITY
Preferred stock - $0.0001 par value; authorized 1,000,000 shares;
no shares issued and outstanding	--	--
Common stock, par value $0.0001; 200,000,000 shares authorized;
19,630,714 shares issued and outstanding	1,964	1,964
Additional paid-in capital	6,861,881	6,861,881
Deficit accumulated during the development stage	(4,392,124)	(4,493,263)

TOTAL STOCKHOLDERS' EQUITY	2,471,721	2,370,582

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,504,740	$2,464,219

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Cullen Agricultural Holding Corp. and Subsidiaries

(a development stage company)

(unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three months ended June 30, 2012	For the Three months ended June 30, 2011	For the Six months ended June 30, 2012	For the Six months ended June 30, 2011	For the period from June 3, 2009 (inception) through June 30, 2012

Revenues	$--	$--	$--	$--	$--

General and administrative expenses	69,166	135,088	186,706	265,637	2,766,623

LOSS FROM OPERATIONS	(69,166)	(135,088)	(186,706)	(265,637)	(2,766,623)

OTHER INCOME (EXPENSE)
Interest expense - related party	--	(13,703)	--	(25,413)	(456,135)
Interest expense - note payable	(253)	(255)	(474)	(542)	(2,194)
Legal settlement recovery	--	550,000	--	550,000	71,348
Impairment loss on property, plant and equipment	--	--	--	--	(963,172)
Gain (loss) on sale of land and equipment, net	212,887	--	212,887	--	(563,074)
Other income (expense), net	69,205	25,099	76,000	(11,689)	293,261
TOTAL OTHER INCOME (EXPENSE)	281,839	561,141	288,413	512,356	(1,619,966)
INCOME (LOSS) BEFORE TAXES	212,673	426,053	101,707	246,719	(4,386,589)
INCOME TAXES	196	828	568	1,155	5,535
NET INCOME (LOSS)	$212,477	$425,225	$101,139	$245,564	$(4,392,124)
Weighted average number of common shares outstanding – basic and diluted	19,630,714	19,630,714	19,630,714	19,630,714
Basic and diluted net income per share	$0.01	$0.02	$0.01	$0.01

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Cullen Agricultural Holding Corp. and Subsidiaries

(a development stage company)

(unaudited)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Period From June 3, 2009 (inception) through June 30, 2012

				Deficit accumulated
	Common Stock		Additional	during the
	Shares	Amount	Paid-in Capital	development stage	Total

BALANCE - Beginning June 3, 2009 (inception)	--	$--	$--	$--	$--

Issuance of stock to initial stockholder – 100 shares at $0.0001 per share	100	--	100	--	100

Issuance of stock due to Merger – 19,247,211 shares at $0.0001 per share on October 22, 2009	19,247,211	1,925	6,061,820	--	6,063,745

Net loss for the period from June 3, 2009 (inception) through December 31, 2009	--	--	--	(612,526)	(612,526)

BALANCE - December 31, 2009	19,247,311	1,925	6,061,920	(612,526)	5,451,319

Issuance of stock at $5.95 per share	8,403	1	49,999	--	50,000

Issuance of stock at $2.00 per share	375,000	38	749,962	--	750,000

Net loss for the year ended December 31, 2010	--	--	--	(4,134,527)	(4,134,527)

BALANCE - December 31, 2010	19,630,714	1,964	6,861,881	(4,747,053)	2,116,792
Net income for year ended December 31, 2011	--	--	--	253,790	253,790

BALANCE - December 31, 2011	19,630,714	1,964	6,861,881	(4,493,263)	2,370,582
Net income for the six months ended June 30, 2012	--	--	--	101,139	101,139

BALANCE - June 30, 2012	19,630,714	$1,964	$6,861,881	$(4,392,124)	$2,471,721

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Cullen Agricultural Holding Corp. and Subsidiaries

(a development stage company)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

			For the period from
			June 3, 2009
	Six months ended		(inception) through
	June 30, 2012	June 30, 2011	June 30, 2012
Cash Flows from Operating Activities
Net income (loss)	$101,139	$245,564	$(4,392,124)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain (loss) on sale of property and equipment	(212,887)	-	563,074
Depreciation and amortization	13,957	25,367	96,790
Impairment loss on property, plant and equipment	-	-	963,172
Changes in operating assets and liabilities:
Cattle held for sale	-	(109,930)	-
Inventory	-	24,422	-
Prepaid expenses and other current assets	19,552	11,300	(13,793)
Federal tax receivable	-	-	1,349,969
Federal witholding tax payable	(27,943)	-	-
Accrued expenses	(18,124)	(47,364)	197,274
Deferred revenue	-	86,080	-
Deposit on sale of land	-	100,000	-
Accrued settlement fee	-	(550,000)	-
NET CASH USED IN OPERATING ACTIVITIES	(124,306)	(214,561)	(1,235,638)

Cash Flows from Investing Activities
Purchases of property and equipment	-	-	(841,849)
Proceeds from sale of property and equipment	1,468,626	-	7,714,299
NET CASH PROVIDED BY INVESTING ACTIVITIES	1,468,626	-	6,872,450

Cash Flows from Financing Activities
Repayment of mortgage payable to related party	-	-	(7,130,627)
Proceeds from issuance of mortgage payable to related party	-	100,000	100,000
Repayment to affiliates	(6,539)	(49,627)	(329,060)
Advances from affiliates	27,943	67,714	318,568
Repayments of note payable	(9,883)	(9,605)	(19,488)
Cash acquired in reverse merger	-	-	3,057,755
Proceeds from issuance of common stock	-	-	750,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	11,521	108,482	(3,252,852)
NET INCREASE (DECREASE) IN CASH	1,355,841	(106,079)	2,383,960

CASH - Beginning	1,028,119	154,028	-
CASH - Ending	$2,383,960	$47,949	$2,383,960

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$957	$1,163	$457,522
Taxes	$1,260	$3,185	$2,510
Non-cash investing and financing activities:
Acquisition of property, plant and equipment through issuance of debt	$-	$-	$40,120
Issuance of common stock to settle accrued expenses	$-	$-	$50,000
Conversion of interest payable into mortgage payable to related party	$-	$-	$176,709
On October 22, 2009, the Company completed its reverse merger and recapitalization by acquiring certain assets and assuming certain liabilities:
Tax refund receivable	$-	$-	$1,349,969
Land and land improvements	-	-	8,560,482
Loan payable	-	-	(6,853,918)
Accrued expenses	-	-	(41,822)
Due to affiliates	-	-	(8,621)
Issuance of stock	-	-	(1,925)
Net non-cash recapitalization	$-	$-	$3,004,165

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES

(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1.    Interim Financial Information, Organization, Business Operations and Significant Accounting Policies

Basis of Presentation

Cullen Agricultural Holding Corp.’s (the “Company”, “we”, “us” or “our”) accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete condensed consolidated interim financial statements. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. In addition, the December 31, 2011 balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated interim financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.

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

We were formed as a wholly-owned subsidiary of Triplecrown Acquisition Corp. (“Triplecrown”), a blank check company. CAT Merger Sub, Inc. (“Merger Sub”), a Georgia corporation, was incorporated as our wholly-owned subsidiary on August 31, 2009. We were formed in order to allow Triplecrown to complete a business combination (the “Merger”) with Cullen Agricultural Technologies, Inc. (“Cullen Agritech”), as contemplated by the Agreement and Plan of Reorganization (the “Merger Agreement”), dated as of September 4, 2009, as amended, among Triplecrown, the Company, Merger Sub, Cullen Agritech and Cullen Inc. Holdings Ltd. (“Cullen Holdings”). Cullen Agritech was formed on June 3, 2009. Cullen Agritech’s primary operations are conducted through Natural Dairy Inc. (“Natural Dairy”), a wholly owned subsidiary of Cullen Agritech. Cullen Holdings is an entity controlled by Eric J. Watson, the Company’s Chief Executive Officer, Secretary, Chairman of the Board and Treasurer and, prior to the Merger, was the holder of all of the outstanding common stock of Cullen Agritech.

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

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES

(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1.    Interim Financial Information, Organization, Business Operations and Significant Accounting Policies, continued

Principles of Consolidation

The condensed consolidated interim financial statements include the accounts of the Company and its wholly owned subsidiary, Cullen Agricultural, including its wholly owned subsidiary, Natural Dairy. All intercompany accounts and transactions have been eliminated in consolidation.

Cash

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. The Company held no cash equivalents at June 30, 2012 and December 31, 2011. At times during the periods ended June 30, 2012 and December 31, 2011, the Company had cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation insurance limits. At June 30, 2012 cash is held at one financial institution.

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

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES

(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1.     Interim Financial Information Organization, Business Operations and Significant Accounting Policies, continued

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

Earnings Per Share

The Company follows the provisions of FASB ASC 260, “Earnings Per Share” (“ASC 260”). In accordance with ASC 260, earnings per common share amounts (“Basic EPS”) are computed by dividing earnings by the weighted average number of common shares outstanding for the period. Earnings per common share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive options, warrants, and other potential common stock outstanding during the period. ASC 260 requires the presentation of both Basic EPS and Diluted EPS on the face of the condensed consolidated interim statements of operations. The effect of the Merger has been given retroactive application in the EPS calculation. At June 30, 2012 and December 31, 2011, there were 74,000,000 warrants outstanding that were not included in the calculation of diluted EPS because the effects of these securities would have been anti-dilutive.

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

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES

(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1.     Interim Financial Information Organization, Business Operations and Significant Accounting Policies, continued

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

At June 30, 2012 and December 31, 2011, deferred taxes primarily consist of deferred tax assets for net operating loss carryforwards. The Company does not believe at this time that it will utilize the net operating loss carryforwards in the future, and accordingly has recorded a valuation allowance of 100% of the deferred tax assets at June 30, 2012 and December 31, 2011.

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

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of income tax expense.  There were no amounts accrued for penalties and interest for the three and six months ended June 30, 2012 and 2011 or the period from June 3, 2009 (inception) through June 30, 2012.  The Company does not expect its uncertain tax position to change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recently Issued and Adopted Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the condensed consolidated interim financial statements.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES

(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 2 – Property, Plant and Equipment

At June 30, 2012 and December 31, 2011, property, plant and equipment consisted of the following:

	June 30, 2012	December 31, 2011

Land	$-	$1,204,288
Buildings	-	66,099
Machinery and equipment	154,229	154,229
Website	3,328	3,328
	157,557	1,427,944

Less: Accumulated depreciation and amortization	52,441	53,132

Property, plant and equipment, net	$105,116	$1,374,812

On May 15, 2012, the Company completed the sale of its land, resulting in a gain on sale of land of $212,887. See Note 4 for further discussion of the terms of the sale.

Depreciation and amortization expense for the period from June 3, 2009 (inception) through June 30, 2012 was $96,790. For the three months ended June 30, 2012 and June 30, 2011 depreciation and amortization expense was $5,959, and $12,411, respectively. For the six months ended June 30, 2012 and June 30, 2011 depreciation and amortization expense was $13,957, and $25,367, respectively.

The Company assessed the recoverability of the carrying value of its property, plant and equipment.  The assessment resulted in an impairment charge of $963,172, which was recorded during the period of June 3, 2009 (inception) through June 30, 2012. This charge reflects the amounts by which the carrying values of these assets exceed their estimated fair values. No impairment charge was required for the three and six months ended June 30, 2012 and 2011.

Note 3.  Related Parties

Hart Acquisitions LLC

During the three months ended June 30, 2012 and 2011, Hart Acquisitions LLC (“Hart”), an affiliate of one of the Company’s directors, incurred combined costs of $0 and $40,336, respectively, related to the operations of Cullen Agritech and Natural Dairy.  These costs consisted of property related expenses of $28,636, and employee related expenses of $11,700 for the three months ended June 30, 2011.

During the six months ended June 30, 2012 and 2011, Hart incurred combined costs of $0 and $67,714, respectively, related to the operations of Cullen Agritech and Natural Dairy.  These costs consisted of property related expenses of $41,575, and employee related expenses of $26,139 for the six months ended June 30, 2011.

As of June 30, 2012 and December 31, 2011, $1,871 was due from Hart.

Cullen Inc. Holdings Ltd.

At December 31, 2011 receivable from related party consist of $27,943 related to a federal withholding tax payable that was paid by the Company subsequent to December 31, 2011 on behalf of Cullen Inc. Cullen Holdings repaid the amount to the Company in February 2012.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES

(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 3.  Related Parties, continued

Upon the consumption of the Merger, the Company issued a promissory note to Cullen Holdings in the amount of $6,853,918. The notes bore interest at 8% and was originally due at the consummation of the Merger but insufficient funds were available. The Company and Cullen Holdings amended the promissory note to extend the maturity date to January 20, 2012. On April 6, 2011, Cullen Holding amended the promissory note and advanced the Company an additional $100,000 under the same terms of the promissory note. In August 2011, the promissory note was repaid in full. The Company incurred interest expense related to this note of $13,703, $25,413 and $456,135 for the three and six months ended June 30, 2011 and the period of June 3, 2009 (inception) through June 30, 2012, respectively.

Note 4.  Other Income

On March 5, 2012, the Company entered into a Sales Contract (“Agreement”) with Patrick and Sherry Farrell (collectively, the “Buyer”) pursuant to which the Company agreed to sell to Buyer approximately 1,035 acres of land for approximately $1,524,000, of which a $50,000 deposit was paid. In conjunction with the Agreement, the Company entered into a lease agreement with Buyer pursuant to which the Company leased the 1,035 acres through December 31, 2012 for $76,000. The Buyer prepaid the $76,000 on March 5, 2012, of which the Company recognized $69,205 and $76,000 as rental income during the three and six months ended June 30, 2012 which is included in other income (expense), net in the consolidated statements of operations. On April 5, 2012, the Buyer paid an additional $50,000 deposit and the closing date was extended to May 15, 2012. On May 15, 2012, the closing of the sale took place and the Company received the remaining purchase price of $1,524,000, of which the Company recognized $212,887 as gain from sale of land during the three and six months ended June 30, 2012 which is included in other income (expense), net in the consolidated statements of operations.

On March 1, 2011, the Company entered into an agreement with Hart for the lease of 120 acres of the Company’s property, from January 1, 2011 through August 31, 2011. This area of land consists of 100 irrigated acres and 20 non irrigated acres. The agreement calls for Hart to pay, in advance, $117 per acre of irrigated land and $33 per acre of non irrigated land. During March 2011 the Company received $12,360 for the lease of this land. The Company has recorded $4,629 and $9,204 of rental income from this lease for the three and six months ended June 30, 2011, respectively, which is included in other income (expense), net in the consolidated statements of operations.

On April 29, 2011, the Company entered into a lease agreement with a potential buyer pursuant to which the Company will lease 1,035 acres of the Company’s property through December 31, 2011. The potential buyer prepaid the $50,000 lease rent on April 29, 2011. At December 31, 2011, no deferred income was included on the accompanying consolidated balance sheet. The Company has recorded $13,200 of rental income from this lease for both the three and six months ended June 2011, which is included in other income (expense), net in the consolidated statements of operations. The Company also recorded interest income related to this sales contract of $16,545, which is included in other income, net during the three and six months ended June 30, 2011.

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

Note 5.  Subsequent Events

The Company evaluates events that occurred after the balance sheet date but before the unaudited condensed consolidated interim financial statements are issued. Based upon the evaluation the Company did not identify any recognized or non-recognized subsequent events or disclosure in the unaudited consolidated interim financial statements.

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

Strategic Alternatives

We had been in the process of attempting to obtain land development financing backed by the property we owned and operated to support our working capital needs and implement our business plan. However, due to the recent performance of similar types of farming operations in the region, as well as the general economic downturn, financial institutions have been unwilling to provide such financing. As a result, we have been unable to obtain the necessary funding to support the implementation of our business plan at this time. Accordingly, we explored all financing and strategic alternatives available to us, including disposing of or leasing portions of the land in order to continue to support our working capital needs. During 2010 and May 2012, the Company disposed of approximately 3,635 acres of land constituting all of the Company’s property which it had planned to use to deploy its pasture based dairy and beef business plan. It is our intention to either seek additional financing to allow us to implement our pasture based dairy and beef business plan, or to seek alternative opportunities available to us unrelated to our business plan in an effort to maximize shareholder value. To this end, the Company has in the past had, and may in the future have, discussions with potential merger candidates wishing to become publicly traded.   There is no assurance that the Company will be successful in any of such efforts.  If the Company is unable to secure additional financing or find another alternative, the Company will not have sufficient capital to implement its business plan until such time as capital or another alternative is available to it.

Additionally, we currently have no employees and have curtailed operations in order to reduce operating expenses.

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

Results of Operations

For the three months ended June 30, 2012 and 2011, we had net income of $214,477 and $425,225, respectively. Our general and administrative expenses of $69,166 for three months ended June 30, 2012 consisted primarily of legal, accounting and consulting fees, payroll and employee related expenses, and other general corporate and administrative expenses of $7,037, $23,390, $540, and $38,199, respectively. Our general and administrative expenses of $135,088 for three months ended June 30, 2011 consisted primarily of legal, accounting and consulting fees, payroll and employee related expenses, and other general corporate and administrative expenses of $169, $59,876, $28,689, and $46,354, respectively. For the three months ended June 30, 2012, we recognized other income (expense) of $281,839, which include a gain from sales of land of $212,887, $69,205 of rental income and interest expense of $253. For the three months ended June 30, 2011, we recognized other income (expense) of $561,141, consisting of $550,000 reversal of litigation accrual, $17,828 of rental income from leases, and $16,545 of interest income, partially offset by calf deaths and interest expense.

For the six months ended June 30, 2012 and 2011, we had net income of $101,139 and $245,564, respectively. Our general and administrative expenses of $186,706 for six months ended June 30, 2012 consisted primarily of legal, accounting and consulting fees, payroll and employee related expenses, and other general corporate and administrative expenses of $18,563, $91,064, $9,054, and $68,025, respectively. Our general and administrative expenses of $265,637 for three months ended June 30, 2011 consisted primarily of legal, accounting and consulting fees, payroll and employee related expenses, and other general corporate and administrative expenses of $44,681, $73,467, $48,633, and $98,856, respectively. For the six months ended June 30, 2012, we recognized other income (expense) of $288,413, which include a gain from sales of land of $212,887, $76,000 of rental income and interest expense of $474. For the six months ended June 30, 2011 we recognized other income (expense) of $512,356, consisting of $550,000 reversal of litigation accrual, $22,407 of rental income from leases, and $16,545 of interest income, partially offset by calf deaths of $20,320 and loss on grazing agreement of $30,318.

For the period from June 3, 2009 (inception) through June 30, 2012, we had a net loss of $4,392,124. We did not generate any revenues during this period and are a development stage company. Our expenses of $2,766,623 for the period from June 3, 2009 (inception) through June 30, 2012 consisted primarily of legal, accounting and consulting fees of $832,454 as well as payroll and employee related expenses of $532,457 and other general corporate and administrative expenses of $1,401,712.

Additionally, upon the closing of the Merger, we issued to Cullen Holdings a promissory note in an initial amount of $6,853,918. During the three months ended June 30, 2012 and June 30, 2011 and the period from June 3, 2009 (inception) through June 30, 2012, we incurred interest expense of $-, $13,703, and $456,135, respectively, related to this promissory note. We incurred interest expense of $253 and $255 for the three months ended June 30, 2012 and June 30, 2011, respectively and $2,194 for the period from June 3, 2009 (inception) through June 30, 2012.

For the period from June 3, 2009 (inception) through June 30, 2012, we had other expenses, net of $1,619,966 related to lease income, note payable interest expense related to tractor and a mortgage payable to a related party, legal settlement recovery, calf deaths, loss from beef grazing operations, the sale of timber, corn and hay, loss from the sale of land and impairment loss on property, plant and equipment and a $5,535 provision for income tax.

Liquidity and Capital Resources

During the period from June 3, 2009 (inception) through June 30, 2012, we did not have any sources of revenue and incurred a net loss of $4,392,124. As of June 30, 2012, we had $2,383,960 available cash and working capital of $2,377,067.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file with the SEC is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and treasurer (our principal executive and principal financial and accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012.

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2012.

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

ITEM 6.	EXHIBITS

(a)	Exhibits:

31	Section 302 Certification by CEO and Treasurer

32	Section 906 Certification by CEO and Treasurer

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

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

Dated: August 3, 2012

CULLEN AGRICULTURAL HOLDING CORP.

/s/ Eric J. Watson
Eric J. Watson
Chairman of the Board, Chief Executive Officer, Secretary and Treasurer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

