Form 10-K
period 2012-12-31
Cullen Agricultural Holding Corp
filed 2013-03-14
CIK 1471256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________to ______________

Commission File Number 000-53806

CULLEN AGRICULTURAL HOLDING CORP.

(Exact Name of Issuer as Specified in Its Charter)

Delaware (State of Incorporation)	27-0863248 (Issuer I.R.S. Employer I.D. Number)

1193 Seven Oaks Rd. Waynseboro, Georgia (Address of principal executive offices)	30830 (zip code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

As of June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $2,046,142.

As of March 13, 2013, there were 19,630,714 shares of Common Stock, $.0001 par value per share, outstanding.

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

ii

PART I

ITEM 1.	BUSINESS

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

Business Plan Upon Funding

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

We had been in the process of attempting to obtain land development financing backed by the property we owned and operated to support our working capital needs and implement our business plan. However, due to the performance of similar types of farming operations in the region, as well as the general economic downturn, financial institutions have been unwilling to provide such financing. As a result, we have been unable to obtain the necessary funding to support the implementation of our business plan at this time. Accordingly, we have explored all financing and strategic alternatives available to us. During 2010 through May 2012, the Company disposed of approximately 3,635 acres of land, constituting all of the Company’s property which it had planned to use to deploy its pasture based dairy and beef business plan. We used the capital received from such sales to support our working capital needs, retire certain of our outstanding debt to reduce our interest obligations and avoid running costs of non -irrigated land which was unsuitable for our business plan.

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

Assuming we are successful in raising additional funds, Natural Dairy intends to produce Class I raw milk for the liquid market in the Eastern Seaboard and it will strive to produce milk that is of the highest quality in conformation with food safety standards. Natural Dairy intends to use a majority of crossbred cows that have a higher milk solid content (butter fat, protein and lactose) than U.S. Holsteins which we believe will consistently produce milk which will exceed the 3.5% butter fat standard for Class I milk. Natural Dairy will not use the Bovine Growth Hormone to produce its milk. Natural Dairy milk should receive Class I (fluid) milk grading and pricing with its high butter fat content, low somatic cell and bacteria counts. As a result of its milk production operations, Natural Dairy will also be generating revenue from the sale of livestock. This could take various forms, including, but not limited to the sale of surplus livestock as well as the sale of livestock that will be strategically culled as part of a herd management program.

In addition to the planned operation of farmland, we intend to offer a range of farm management and technology services such as forage techniques and genetics and feed management strategies that are designed to help improve the productivity and profitability of food animal production. While we specialize in grazing systems and pasture technologies, products and services can be provided for the traditional confinement-based dairy farm operator to integrate one or more grazing technologies into their operations or refine their feed and animal management strategies to improve profitability within a confinement system.

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

We have identified over 40,000 effective acres (farmable acres, typically 75-80% of the property) suitable for deployment of the pasture-based farming systems which may be acquired and developed as capital availability allows. These sites are primarily located in the State of Georgia and have access to an ample supply of high quality water. Engineers and other contractors have been identified to complete the conversion of land as well as manufacturing companies for the installation of sheds and milking systems. Livestock required to stock the potential farms is also being identified through multiple breeders. As capital becomes available to us, we will begin to attempt to acquire acreage and deploy our pasture-based farming system on such acreage.

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

Testing of Cullen Agritech’s Farming System

Since 2008 our intellectual property is being tested on several research farms, which are not owned by us or our subsidiaries. This testing is being led by Dr. Richard Watson, the Company’s Chief Scientific Officer and director. None of the testing procedures or results are being independently verified by a third party.

Forage Systems

The research farms conducted forage variety and species testing on both a ‘small plot’ and whole farm scale to determine key forage characteristics such as dry matter (yield) growth profiles by month, nutrient content (energy and crude protein), persistence under grazing and compatibility with other forage species. Species evaluated include C4 perennials such as Bermuda Grass (cynodon dactylon), several C4 annual species such as Millet and Sudangrass, C3 annual and perennial temperate grasses and legumes, as well as perennial herbs such as chicory. Monthly samples were collected from the replicated small plots to analyze dry matter growth (pounds of dry matter per acre per day), metabolizable energy, and crude protein. The ‘small plot’ trials are in a ‘replicated complete block design’ according to strict scientific rigor that is embedded within larger pastures on the research farm. These plot trials allow the simultaneous evaluation of many species and forage varieties in a common environment, across a range of key parameters. The larger whole paddock and farm systems trials were a phase 2 follow-on from the small plot work where the most promising candidates can be assessed on a larger scale.

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

Animal Genetics and Type Evaluations

The research farms acquired livestock across a range of breed types and calving seasons. Detailed records have been kept on productivity (milk yield), reproductive performance (conception rate to artificial insemination and natural mating), health, body condition and heat tolerance. Analysis of these records has resulted in the development of a livestock strategy that will complement the forage strategy and produce the desired performance both on a production and cost basis. The key findings indicated that USA Holsteins are less suitable for the pasture-based farming systems than Holstein / Jersey crosses and purebred Jersey breeds. The ideal calving season to make most effective use of grown forage and minimize environmental stress on the cow is to have herd calving seasons in the spring and autumn and in particular avoid trying to calve and mate in the summer when heat adversely affects both production and reproductive performance in the cow. Specific mating systems and seasonal calving strategies are a key differentiator of a pasture-based system when compared to a traditional, confinement dairy system. The results of such testing allowed us to develop strategies which are instrumental to the intellectual property including those surrounding species selection, culling programs and reproduction management strategies.

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

Employees

We do not currently have any employees. We have one executive officer.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.	PROPERTIES.

We maintain our executive offices at 1193 Seven Oaks Rd., Waynseboro, Georgia 30380. The office space is provided to us at no charge from Hart Acquisitions LLC (“Hart”), an affiliate of Richard Watson, the Company’s Chief Scientific Officer and director. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS.

The Company is not party to any litigation.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock and warrants are listed on the OTC Bulletin Board under the symbols, CAGZ and CAGZW, respectively. The following table sets forth the range of high and low sales prices for the common stock and warrants for the periods indicated for the last two fiscal years:

	Common Stock		Warrants
	High	Low	High	Low

Fiscal 2012:
Fourth Quarter	$0.17	$0.16	$0.0003	$0.0001
Third Quarter	$0.25	$0.17	$0.0001	$0.0001
Second Quarter	$0.25	$0.16	$0.0006	$0.0001
First Quarter	$0.16	$0.07	$0.0014	$0.0002

Fiscal 2011:
Fourth Quarter	$0.19	$0.04	$0.0022	$0.0001
Third Quarter	$0.19	$0.04	$0.003	$0.0001
Second Quarter	$0.55	$0.06	$0.0075	$0.0008
First Quarter	$0.55	$0.15	$0.0075	$0.0035

Holders

As of February 6, 2013, there were 24 holders of record of our common stock and 14 holders of record of our warrants.

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

Strategic Alternatives

We had been in the process of attempting to obtain land development financing backed by the property we owned and operated to support our working capital needs and implement our business plan. However, due to the performance of similar types of farming operations in the region, as well as the general economic downturn, financial institutions have been unwilling to provide such financing. As a result, we have been unable to obtain the necessary funding to support the implementation of our business plan at this time. Accordingly, we have explored all financing and strategic alternatives available to us. During 2010 through May 2012, the Company disposed of approximately 3,635 acres of land, constituting all of the Company’s property which it had planned to use to deploy its pasture based dairy and beef business plan. We used the capital received from such sales to support our working capital needs, retire certain of our outstanding debt to reduce our interest obligations and avoid running costs of non -irrigated land which was unsuitable for our business plan.

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

Results of Operations

For the year ended December 31, 2012, we had a net loss of $ 49,592. We did not generate any revenues during this period and we are a development stage company. Our expenses of $336,506 for the year ended December 31, 2012 consisted primarily of legal, accounting and consulting fees, payroll and employee related expenses, and other general corporate and administrative expenses of $25,835, $143,403, $51,722 and $115,546, respectively.

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

For the period from June 3, 2009 (inception) through December 31, 2012, we had a net loss of $4,542,855 We did not generate any revenues during this period and are a development stage company. Our expenses of $2,916,423 for the period from June 3, 2009 (inception) through December 31, 2012 consisted primarily of legal, accounting and consulting fees of $892,067 as well as payroll and employee related expenses of $575,123 and other general corporate and administrative expenses of $1,449,232.

For the year ended December 31, 2012, we had other income, net of $288,112 related to lease income, note payable interest expense related to tractor and gain from the sale of land, and a $1,198 provision for income tax.

For the year ended December 31, 2011, we had other income, net of $719,878 related to lease income, note payable interest expense related to tractor and a mortgage payable to a related party, reversal of legal settlement charge, calf deaths, loss from beef grazing operations, the sale of timber, corn and hay and loss from the sale of land and impairment loss on property, and a $3,357 provision for income tax.

For the period from June 3, 2009 (inception) through December 31, 2012, we had other expenses, net of $1,620,267 related to lease income, note payable interest expense related to tractor and a mortgage payable to a related party, legal settlement recovery, calf deaths, loss from beef grazing operations, the sale of timber, corn and hay, loss from the sale of land and impairment loss on property, plant and equipment and a $6,165 provision for income tax.

Liquidity and Capital Resources

During the period from June 3, 2009 (inception) through December 31, 2012, we did not have any sources of revenue and incurred a net loss of $4,542,855. As of December 31, 2012, we had $2,239,619 available cash and a working capital of $2,239,591.

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

Based on his evaluation as of December 31, 2012, our principal executive and principal financial and accounting officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

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

The Company’s management, under the supervision of and with the participation of the principal executive and principal financial and accounting officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework (1992) created by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as such report is not required for non-accelerated filers.

Changes in Internal Control Over Financial Reporting

For the fiscal quarter ended December 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Eric J. Watson	53	Chief Executive Officer, Secretary, Treasurer and Director
Richard Watson	40	Director and Chief Scientific Officer of Natural Dairy
Robert B. Hersov	52	Director
Kerry Kennedy	53	Director
Richard Y. Roberts	61	Director
Edward Hanson	37	Director

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

From July 2005 until December 2007, Mr. Watson served as the chairman of the board and treasurer of Endeavor Acquisition Corp., an NYSE Mkt listed blank check company formed to acquire an operating business. Endeavor Acquisition Corp. consummated its business combination with American Apparel, Inc. on December 12, 2007. From January 2007 to April 2009, Mr. Watson was the chairman of the board and treasurer of Victory Acquisition Corp., a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in any industry other than the franchising, financial services or healthcare industries. Victory Acquisition Corp. did not consummate a business combination and liquidated as a result.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2012, all required filings were timely made by our officers, directors and greater than ten percent beneficial owners, except for (i) a Form 4 filed by Drawbridge Special Opportunities GP LLC (and related reporting persons) on November 21, 2012 for a sale of securities which occurred on November 16, 2012 and (ii) a Form 4 filed by Fortress Investment Group LLC (and related reporting persons) on November 21, 2012 for a sale of securities on November 16, 2012.

Code of Ethics

In October 2009, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well any subsidiaries we may have in the future. Requests for copies of our code of ethics should be sent in writing to Cullen Agricultural Holding Corp., 1193 Seven Oaks Rd., Waynseboro, Georgia 30380.

Corporate Governance

Nominating Committee

Our nominating committee of the board of directors consists of Kerry Kennedy, who is an independent director under the NYSE Mkt’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders and others.

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

Audit Committee

Our audit committee of the board of directors consists of Edward Hanson, Robert Hersov and Richard Y. Roberts, each of whom has been determined to be “independent” as defined in Rule 10A-3 of the Exchange Act and the rules of the NYSE Mkt. The audit committee’s duties, which are specified in our audit committee charter, include, but are not limited to:

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

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the NYSE Mkt listing standards. The definition of “financially literate” generally means being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

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

Executive Compensation

The following table sets forth compensation for our principal executive and financial officer and our only other executive officer (together, our “Named Executive Officers”) for the fiscal year ended December 31, 2012:

Name and Principal Position	Year	Salary ($)		Bonus ($)	Total ($)
Eric J. Watson	2012		-	-		-
Chief Executive Officer, Secretary and Treasurer	2011		-	-		-

Richard Watson	2012	$		-	$
Chief Scientific Officer of Natural Dairy, Inc.	2011		$23,333	-		$23,333

Eric Watson has agreed that he will not receive any salary or bonus from us until we have positive earnings before interest, taxes, depreciation and amortization. At that time, Mr. Watson will be paid a salary and bonus as approved by our board of directors.

On August 31, 2009, Dr. Richard Watson and Natural Dairy entered into a three-year employment agreement governing Dr. Watson’s position as Chief Scientific Officer of Natural Dairy, which agreement was subsequently amended in 2010. Pursuant to the agreement, Dr. Watson was to receive a base salary of $35,000 and be issued $65,000 worth of our common stock on August 1st of each year that the employment agreement was still in effect. The stock to be issued to Dr. Watson was to be valued at the average trading price of our common stock for the 60-day period prior to the date of issuance. Dr. Watson was also entitled to receive a bonus of up to 50% of the base salary subject to the sole discretion of Natural Dairy’s board of directors. In March 2011, Natural Dairy and Dr. Watson further amended the employment agreement to eliminate any stock based compensation for 2010 and going forward. The employment term was also changed to a month-to-month basis. As of January 2012, the employment was terminated and Dr. Watson was no longer an employee of the Company.

Director Compensation

Our directors received no compensation in the fiscal year ended December 31, 2012. We currently do not have a definitive compensation plan for our directors.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of March 13, 2013 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount of Beneficial Ownership		Approximate Percentage of Outstanding Common Stock
Eric J. Watson(2)	13,706,148	(3)	62.0%
Kerry Kennedy(4)	60,000	(5)	*
Robert B. Hersov(6)	60,000	(5)	*
Richard Y. Roberts(7)	60,000	(5)	*
Edward Hanson(8)	60,000	(5)	*
Richard Watson	0		*
Pine River Capital Management L.P.(9)	11,096,895	(10)	36.2%
Jonathan J. Ledecky(11)	4,500,000	(12)	20.4%
President and Fellows of Harvard College(13)	2,961,400	(14)	13.1%
The Goldman Sachs Group, Inc.(15)	1,067,929	(16)	5.4%
All directors and executive officers as a group (6 individuals)	13,946,148	(17)	63.1%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is 1193 Seven Oaks Rd., Waynseboro, Georgia 30380.

(2)	Mr. Watson’s business address is Level 9, 68 Shortland Street, P.O. Box 91269, Auckland, New Zealand.

(3)	Includes (i) 11,206,148 shares of common stock held by Cullen Holdings and (ii) 2,500,000 shares of common stock issuable upon exercise of warrants held by Mr. Watson. Does not include 6,630,000 warrants held by Summit Trust that are not exercisable and may not become exercisable within 60 days.

(4)	Ms. Kennedy’s business address is c/o Robert F. Kennedy Center, 1367 Connecticut Avenue N.W., Suite 200, Washington, D.C. 20036.

(5)	Does not include 60,000 shares of common stock issuable upon exercise of warrants that are not exercisable and may not become exercisable within 60 days.

(6)	Mr. Hersov’s business address is NetJets Europe, Ltd., Grundstrasse 12, 6343 Rotkreuz, Switzerland.

(7)	Mr. Roberts’ business address is Roberts, Raheb & Gradler, 805 15th Street, NW, Suite 1101, Washington, DC 20005.

(8)	Mr. Hanson’s business address is c/o Edward Hanson, 22 Bruton Street, Third Floor, London W1J 6QE, UK.

(9)	The business address of Pine River Capital Management L.P. is 601 Carlson Parkway, Suite 330, Minnetonka, MN 55305.

(10)	Includes (i) 1,685,624 shares of common stock issuable upon the exercise of warrants beneficially owned by Nisswa Acquisition Master Fund Ltd., (ii) 7,510,363 shares of common stock issuable upon the exercise of warrants beneficially owned by Nisswa Master Fund Ltd. and (iii) 1,818,742 shares of common stock issuable upon the exercise of warrants beneficially owned by Nisswa Fixed Income Master Fund Ltd. Pine River Capital Management L.P., as the investment manager of each of the foregoing funds, and Brian Taylor, as the general partner of Pine River Capital Management L.P., may be deemed to beneficially own all such shares. Each of Mr. Taylor and the foregoing entities has shared power to vote and dispose of the shares beneficially owned by them. The foregoing information was derived from a Schedule 13D filed on November 3, 2009, as amended on April 11, 2011.

(11)	Mr. Ledecky’s business address is 970 West Broadway, PMB 402, Jackson, WY 83001.

(12)	Includes (i) 600,000 shares of common stock held by Hat Tricks LLC, an affiliate of Mr. Ledecky, and (ii) 2,500,000 shares of common stock issuable upon exercise of warrants held by Mr. Ledecky. Does not include 600,000 warrants held by Hat Tricks LLC and 6,630,000 warrants held by Mr. Ledecky that are not exercisable and may not become exercisable within 60 days.

(13)	The business address of the President and Fellows of Harvard College is c/o Harvard Management Company, Inc., 600 Atlantic Avenue, Boston, MA 02210.

(14)	Includes 2,961,400 shares of common stock issuable upon the exercise of warrants. The President and Fellows of Harvard College have sole power to vote and dispose of such shares. The foregoing information was derived from a Schedule 13G filed on November 10, 2009.

(15)	The business address of Goldman, Sachs & Co. is 85 Broad Street, New York, New York 10004.

(16)	Represents shares beneficially owned by certain operating units of The Goldman Sachs Group, Inc. and its subsidiaries and affiliates. The foregoing information was derived from a Schedule 13G filed on February 10, 2011.

(17)	Includes 2,500,000 shares of common stock issuable upon exercise of warrants that became exercisable upon consummation of the Merger. Does not include 6,810,000 shares of common stock issuable upon exercise of warrants that are not exercisable and may not become exercisable within 60 days.

Equity Compensation Plan Information

The following table gives the information about common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	–	2,405,914
Equity compensation plans not approved by security holders	–	–	–
Total	0	–	2,405,914

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Prior to Triplecrown’s initial public offering (“IPO”), Triplecrown’s officers, directors and stockholders prior to the IPO (“Triplecrown Founders”) acquired 13,800,000 units of Triplecrown, representing 13,800,000 shares of common stock of Triplecrown and 13,800,000 warrants to purchase shares of common stock of Triplecrown for an aggregate purchase price of $25,000. All of these securities were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent. The securities were to be released from escrow one year from the consummation of a business combination, except that they were to be released earlier than this date if (i) Triplecrown’s common stock had a last sales price equal to or exceeding $13.75 per unit for any 20 trading days within any 30-trading day period or (ii) Triplecrown consummated a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property. In connection with the Merger, the Triplecrown Founders had cancelled an aggregate of 11,380,000 shares of our common stock that they acquired when their 11,380,000 shares of Triplecrown common stock were converted into shares of our common stock upon consummation of the Merger. The remaining 2,420,000 shares that they acquired (the founders’ shares), as well as all of the warrants that they received in exchange for their warrants (the founders’ warrants), were released from escrow on October 22, 2010 in accordance with the terms of the escrow agreement.

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

Effective September 1, 2009, Dr. Richard Watson became an employee of Natural Dairy pursuant to an employment agreement entered on August 31, 2009, which was amended in 2010 and 2011. As of January 2012, Dr. Watson was no longer an employee of the Company. Dr. Watson is the half-brother of Eric Watson.

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

On March 1, 2011, we entered into an agreement with Hart, an affiliate of Richard Watson, for the lease of 120 acres of our property from January 1, 2011 through August 31, 2011. This area of land consists of 100 irrigated acres and 20 non-irrigated acres. The agreement called for Hart to pay, in advance, $117 per acre of irrigated land and $33 per acre of non-irrigated land. The Company received $12,360 for the lease of this land as of December 31, 2011.

On November 9, 2011, the Company entered into an agreement with Hart, a related party, for the sale of all 342 of the Company’s cattle for $436,950. The sale closed on December 9, 2011 and the Company received $420,534 for the sale of the cattle due to certain adjustments made to pursuant to the terms of the agreement. At December 31, 2011, the Company did not own any cattle.

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

Independence of Directors

We adhere to the rules of the NYSE Mkt in determining whether a director is independent. As a result, our board of directors consults with its counsel to ensure that the board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. The NYSE Mkt requires that a majority of the board must be composed of “independent directors,” which is defined generally as a person other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Consistent with these considerations, our board of directors has affirmatively determined that each of Robert B. Hersov, Kerry Kennedy, Richard Y. Roberts and Edward Hanson will be our independent directors.

PART IV

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of Marcum LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum LLP for services rendered.

Audit Fees

During the fiscal year ended December 31, 2012 and 2011, audit fees for our independent registered public accounting firm were $51,500 and $65,500, respectively.

Audit-Related Fees

During the fiscal year ended December 31, 2012, we incurred no audit related fees. During the fiscal year ended December 31, 2011, we incurred audit related fees of $4,000 for services related to the filing of registration statements.

Tax Fees

During the fiscal year ended December 31, 2012 and 2011, we were billed $0 and $1,750, respectively for tax services by our independent registered public accounting firm.

All Other Fees

During the fiscal year ended December 31, 2012 and 2011, there were no fees billed for services provided by our independent registered public accounting firm other than those set forth above.

Audit Committee Approval

Our audit committee pre-approved all the foregoing services.  In accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following Exhibits are filed as part of this report.

Exhibit No.	Description

2.1.	Agreement and Plan of Reorganization, dated as of September 4, 2009, by and among Triplecrown Acquisition Corp., Cullen Agricultural Holding Corp., Cullen Agricultural Technologies Inc., Triplecrown Merger Sub and Cullen Inc. Holdings Ltd.(1)

3.1	Amended and Restated Certificate of Incorporation of Cullen Agricultural Holding Corp.(1)

3.2	Bylaws of Cullen Agricultural Holding Corp.(1)

4.1	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and Triplecrown Acquisition Corp.(2)

4.2	Specimen Common Stock Certificate of Cullen Agricultural Holding Corp.(3)

4.3	Specimen Warrant Certificate of Cullen Agricultural Holding Corp.(3)

4.4	Amendment No. 1 to Warrant Agreement between Continental Stock Transfer & Trust Company, Triplecrown Acquisition Corp. and Cullen Agricultural Holding Corp.(1)

10.1	Form of Securities Escrow Agreement between Triplecrown Acquisition Corp., Continental Stock Transfer & Trust Company and the Triplecrown Founders.(2)

10.2	Form of Lockup.(1)

10.3	Employment Agreement between Natural Dairy, Inc. and Dr. Richard Watson.(1)

10.4	Deed of Acknowledgement relating to Intellectual Property.(3)

10.5	Strategic Cooperation Agreement between Cullen Agricultural Technologies, Inc. and New Zealand Agritech, Inc.(3)

10.6	Form of Registration Rights Agreement among Triplecrown Acquisition Corp. and the Triplecrown Founders.(2)

10.7	Contract for Sale and Purchase of Grimsley Farm.(4).

10.8	Closing Date Extension Agreement for Contract for Sale and Purchase of Grimsley Farm.(4)

10.9	Second Closing Date Extension Agreement for Contract for Sale and Purchase of Grimsley Farm.(4)

10.10	Escrow Agreement by and among Cullen Agricultural Holding Corp., Cullen Inc. Holdings Ltd. and Continental Stock Transfer & Trust Company.(1)

10.11	Form of Promissory Note issued to Cullen Inc. Holdings Ltd.(7)

10.12	Sales Contract with Landee Acres, LLC(6)

10.13	Sales Contract with Benny Mims(6)

10.14	Sales Contract with Don and Alisa Burke(6)

10.15	Sales Contract with Wilbert Roller, Jr.

10.16	Sales Contract with Patrick and Sherry Farrell (8)

14.1	Form of Code of Ethics of Cullen Agricultural Holding Corp.(3)

21.1	Subsidiaries of Cullen Agricultural Holding Corp.

31	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Audit Committee Charter.(5)

99.4	Nominating Committee Charter.(5)

101	Financial statements from the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2011, formatted in XBRL: (i) Consolidated Financial Statements, (ii) Balance Sheets, (iii) Statements of Operations, (iv) Statement of Changes in Stockholders' Equity, (v) Statement of Cash Flows and (vi) Notes to Consolidated Financial Statements, as blocks of text and in detail.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*Filed or furnished herewith.

(1)	Incorporated by reference to the Cullen Agricultural Holding Corp.’s Registration Statement on Form S-4 (File No. 333-161773) filed on September 8, 2009.

(2)	Incorporated by reference to Amendment No. 2 to Triplecrown’s Registration Statement on Form S-1 (File Nos. 333-144523 and 333-146850) filed on September 24, 2007.

(3)	Incorporated by reference to Amendment No. 1 to Cullen Agricultural Holding Corp.’s Registration Statement on Form S-4 (File No. 333-161773) filed on September 10, 2009.

(4)	Incorporated by reference to Amendment No. 3 to Cullen Agricultural Holding Corp.’s Registration Statement on Form S-4 (File No. 333-161773) filed on September 10, 2009.

(5)	Incorporated by reference to Cullen Agricultural Holding Corp.’s Current Report on Form 8-K, filed October 22, 2009.

(6)	Incorporated by reference to Cullen Agricultural Holding Corp.’s Registration Statement on Form S-1, filed October 27, 2010.

(7)	Incorporated by reference to Cullen Agricultural Holding Corp.’s Quarterly Report on Form 10-Q, filed May 13, 2011.

(8)	Incorporated by reference to Cullen Agricultural Holding Corp.’s Quarterly Report on Form 10-Q, filed May 3, 2012.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14 day of March 2013.

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

Name	Title	Date

/s/ Eric J. Watson	Chairman of the Board, Chief Executive Officer, Secretary, and Treasurer (Principal Executive Officer and Principal Financial and Accounting Officer)	March 14, 2013
Eric J. Watson

/s/ Richard Watson	Director	March 14, 2013
Richard Watson

/s/ Robert B. Hersov	Director	March 14, 2013
Robert B. Hersov

/s/ Kerry Kennedy	Director	March 14, 2013
Kerry Kennedy

/s/ Richard Y. Roberts	Director	March 14, 2013
Richard Y. Roberts

/s/ Edward Hanson	Director	March 14, 2013
Edward Hanson

Cullen Agricultural Holding Corp. and Subsidiaries

(a development stage corporation)

CONTENTS

Page

FINANCIAL STATEMENTS

Report of independent registered public accounting firm	34

Consolidated Financial Statements:

Balance Sheets as of December 31, 2012 and December 31, 2011	35

Statement of Operations for the years ended December 31, 2012 and December 31, 2011 and the period from June 3, 2009 (inception) through December 31, 2012	36

Statement of Changes in Stockholders’ Equity for the period from June 3, 2009 (inception) through December 31, 2012	37

Statement of Cash Flows for the years ended December 31, 2012 and December 31, 2011 and the period from June 3, 2009 (inception) through December 31, 2012	38

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Cullen Agricultural Holding Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Cullen Agricultural Holding Corp. and Subsidiaries (a development stage company) (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2012 and 2011 and for the period from June 3, 2009 (inception) through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cullen Agricultural Holding Corp. and Subsidiaries (a development stage company), as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011 and for the period from June 3, 2009 (inception) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

Melville, New York

March 14, 2013

ITEM 1.	FINANCIAL STATEMENTS

Cullen Agricultural Holding Corp. and Subsidiaries
(a development stage company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS

CURRENT ASSETS
Cash	$2,239,619	$1,028,119
Receivable from related party	1,871	27,943
Prepaid expenses and other current assets	32,236	33,345

Total Current Assets	2,273,726	1,089,407

PROPERTY AND EQUIPMENT, Net	91,861	1,374,812

TOTAL ASSETS	$2,365,587	$2,464,219

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses	$23,965	$30,511
Federal witholding tax payable	—	27,943
Due to affiliates	—	4,668
Current portion of note payable	10,170	9,883

Total Current Liabilities	34,135	73,005

OTHER LIABILITIES
Non current portion of note payable	10,462	20,632

Total Other Liabilities	10,462	20,632

TOTAL LIABILITIES	44,597	93,637

STOCKHOLDERS' EQUITY
Preferred stock - $0.0001 par value; authorized 1,000,000 shares; no shares issued and outstanding	—	—
Common stock, par value $0.0001; 200,000,000 shares authorized; 19,630,714 shares issued and outstanding	1,964	1,964
Additional paid-in capital	6,861,881	6,861,881
Deficit accumulated during the development stage	(4,542,855)	(4,493,263)

TOTAL STOCKHOLDERS' EQUITY	2,320,990	2,370,582

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,365,587	$2,464,219

The accompanying notes are an integral part of these consolidated financial statements

Cullen Agricultural Holding Corp. and Subsidiaries
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			For the period from
			June 3, 2009
	For the year ended	For the year ended	(inception) through
	December 31, 2012	December 31, 2011	December 31, 2012

Revenues	$—	$—	$—

General and administrative expenses	336,506	462,731	2,916,423

LOSS FROM OPERATIONS	(336,506)	(462,731)	(2,916,423)

OTHER INCOME (EXPENSE)
Interest expense - related party	—	(31,494)	(456,135)
Interest expense - note payable	(775)	(987)	(2,495)
Legal settlement recovery	—	621,348	71,348
Impairment loss on property, plant and equipment	—	—	(963,172)
Gain (loss) on sale of land and equipment, net	212,887	(53,752)	(563,074)
Other income (expense), net	76,000	184,763	293,261

TOTAL OTHER INCOME (EXPENSE)	288,112	719,878	(1,620,267)

(LOSS) INCOME BEFORE TAXES	(48,394)	257,147	(4,536,690)

INCOME TAXES	1,198	3,357	6,165

NET (LOSS) INCOME	$(49,592)	$253,790	$(4,542,855)

Weighted average number of common shares outstanding – basic and diluted	19,630,714	19,630,714

Basic and diluted net (loss) income per share	$(0.00)	$0.01

The accompanying notes are an integral part of these consolidated financial statements

Cullen Agricultural Holding Corp. and Subsidiaries
(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Period From June 3, 2009 (inception) through December 31, 2012

				Deficit accumulated
	Common Stock		Additional	during the
	Shares	Amount	Paid-in Capital	development stage	Total

BALANCE - Beginning June 3, 2009 (inception)	—	$—	$—	$—	$—

Issuance of stock to initial stockholder – 100 shares at $0.0001 per share	100	—	100	—	100

Issuance of stock due to Merger – 19,247,211 shares at $0.0001 per share on October 22, 2009	19,247,211	1,925	6,061,820	—	6,063,745

Net loss for the period from June 3, 2009 (inception) through December 31, 2009	—	—	—	(612,526)	(612,526)

BALANCE - December 31, 2009	19,247,311	1,925	6,061,920	(612,526)	5,451,319

Issuance of stock at $5.95 per share	8,403	1	49,999	—	50,000

Issuance of stock at $2.00 per share	375,000	38	749,962	—	750,000

Net loss for the year ended December 31, 2010	—	—	—	(4,134,527)	(4,134,527)

BALANCE - December 31, 2010	19,630,714	1,964	6,861,881	(4,747,053)	2,116,792
Net income for year ended December 31, 2011	—	—	—	253,790	253,790

BALANCE - December 31, 2011	19,630,714	1,964	6,861,881	(4,493,263)	2,370,582
Net loss for the year ended December 31, 2012	—	—	—	(49,592)	(49,592)

BALANCE - December 31, 2012	19,630,714	$1,964	$6,861,881	$(4,542,855)	$2,320,990

The accompanying notes are an integral part of these consolidated financial statements

Cullen Agricultural Holding Corp. and Subsidiaries
(a development stage company)
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the year ended		For the period from June 3, 2009 (inception) through
	December 31, 2012	December 31, 2011	December 31, 2012
Cash Flows from Operating Activities
Net (loss) income	$(49,592)	$253,790	$(4,542,855)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
(Gain) loss on sale of property and equipment	(212,887)	53,752	563,074
Depreciation and amortization	27,212	43,176	110,045
Impairment loss on property, plant and equipment	-	-	963,172
Changes in operating assets and liabilities:
Cattle held for sale	-	286,588	-
Inventory	-	25,002	-
Prepaid expenses and other current assets	1,109	711	(32,236)
Federal tax receivable	-	-	1,349,969
Federal witholding tax payable	(27,943)	27,943	-
Accrued expenses	(6,546)	(144,384)	208,852
Accrued settlement fee	-	(550,000)	-
NET CASH USED IN OPERATING ACTIVITIES	(268,647)	(3,422)	(1,379,979)

Cash Flows from Investing Activities
Purchases of property and equipment	-	-	(841,849)
Proceeds from sale of property and equipment	1,468,626	1,514,800	7,714,299
NET CASH PROVIDED BY INVESTING ACTIVITIES	1,468,626	1,514,800	6,872,450

Cash Flows from Financing Activities
Repayment of mortgage payable to related party	-	(693,629)	(7,130,627)
Proceeds from issuance of mortgage payable to related party	-	100,000	100,000
Repayment to affiliates	(6,539)	(95,207)	(329,060)
Advances from affiliates	27,943	61,154	318,568
Repayments of note payable	(9,883)	(9,605)	(19,488)
Cash acquired in reverse merger	-	-	3,057,755
Proceeds from issuance of common stock	-	-	750,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	11,521	(637,287)	(3,252,852)
NET INCREASE IN CASH	1,211,500	874,091	2,239,619

CASH - Beginning	1,028,119	154,028	-
CASH - Ending	$2,239,619	$1,028,119	$2,239,619

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$957	$66,854	$457,522
Taxes	$1,260	$1,250	$2,510
Non-cash investing and financing activities:
Acquisition of property, plant and equipment through issuance of debt	$-	$-	$40,120
Issuance of common stock to settle accrued expenses	$-	$-	$50,000
Conversion of interest payable into mortgage payable to related party	$-	$-	$176,709
On October 22, 2009, the Company completed its reverse merger and recapitalization by acquiring certain assets and assuming certain liabilities:
Tax refund receivable	$-	$-	$1,349,969
Land and land improvements	-	-	8,560,482
Loan payable	-	-	(6,853,918)
Accrued expenses	-	-	(41,822)
Due to affiliates	-	-	(8,621)
Issuance of stock	-	-	(1,925)
Net non-cash recapitalization	$-	$-	$3,004,165

The accompanying notes are an integral part of these consolidated financial statements

PART I.

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

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

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES

(a development stage company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization, Business Operations and Significant Accounting Policies, continued

Cash

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. The Company held no cash equivalents at December 31, 2012 and 2011.

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). Beginning December 31, 2010 through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. This unlimited insurance coverage is separate from, and in addition to, the insurance coverage provided to the depositor’s other accounts held by a FDIC-insured institution, which are insured for balances up to $250,000 per depositor until December 31, 2013. At December 31, 2012, the amounts held in banks exceeded the insured limit. The Company has not incurred losses related to these deposits.

Property and Equipment

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

Note 1.  Organization, Business Operations and Significant Accounting Policies, continued

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

Income (Loss) Per Share

The Company follows the provisions of FASB ASC 260, “Earnings Per Share” (“ASC 260”). In accordance with ASC 260, earnings per common share amounts (“Basic EPS”) are computed by dividing earnings by the weighted average number of common shares outstanding for the period. Earnings per common share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive options, warrants, and other potential common stock outstanding during the period. ASC 260 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. The effect of the Merger has been given retroactive application in the EPS calculation. At December 31, 2012 and December 31, 2011, there were 74,000,000 warrants outstanding that were not included in the calculation of diluted EPS because the effects of these securities would have been anti-dilutive.

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

The Company has identified its federal tax return and its state tax return in Georgia as "major" tax jurisdictions. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's consolidated financial statements. The evaluation was performed for tax years of 2009 through 2012 which are open for tax authority review. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position or results of operations.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES

(a development stage company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization, Business Operations and Significant Accounting Policies, continued

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of income tax expense.  There were no amounts accrued for penalties and interest for years ended December 31, 2012 and December 31, 2011 or the period from June 3, 2009 (inception) through December 31, 2012.  The Company does not expect its uncertain tax position to change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recently Issued and Adopted Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the consolidated financial statements.

Note 2 – Property and Equipment

At December 31, 2012 and December 31, 2011, property and equipment consisted of the following:

	December 31, 2012	December 31, 2011

Land	$-	$1,204,288
Buildings	-	66,099
Machinery and equipment	154,229	154,229
Website	3,328	3,328
Land improvements	- -	- -
	157,557	1,427,944

Less: Accumulated depreciation and amortization	65,696	53,132

Property and equipment, net	$91,861	$1,374,812

Depreciation and amortization expense for the period from June 3, 2009 (inception) through December 31, 2012 was $110,045. For the year ended December 31, 2012 and 2011 depreciation and amortization expense was $ 27,212 and $43,176, respectively.

Note 3.  Receivable from Related Party

Hart Acquisitions LLC

During the year ended December 31, 2012 and 2011, Hart incurred combined costs of $0 and $88,634, respectively, related to the operations of Cullen Agritech and Natural Dairy.  These costs consisted of property related expenses of $52,234, and employee related expenses of $36,400 for the year ended December 31, 2011. During the year ended December 31, 2011, Hart funded part of the operations of both Cullen Agritech and Natural Dairy and incurred costs of a combined total of $27,428, which consisted of property related expenses.

On November 9, 2011, the Company entered into an agreement with Hart, a related party, for the sale of all 342 of the Company’s cattle for $436,950. The sale closed on December 9, 2011 and the Company receieved $420,534 for the sale of the cattle due to certain adjustments made to pursuant to the terms of the agreement.

At December 31, 2012 the amount due from Hart was $1,871. At December 31, 2011 the amount due from Hart was $4,668.

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

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES

(a development stage company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Other Income

On March 5, 2012, the Company entered into a Sales Contract (“Agreement”) with Patrick and Sherry Farrell (collectively, “Farrell”) to sell to Farrell approximately 1,035 acres of the Company’s remaining land for approximately $1,524,000. On May 15, 2012, the closing of the sale took place and the Company recognized a gain of $212,887 which is included in other income (expense), net in the consolidated statements of operations. In conjunction with the Agreement, the Company entered into a lease agreement with Farrell to lease the 1,035 acres through the closing date for $76,000 which the Company recognized as rental income during the year ended December 31, 2012 which is included in other income (expense), net in the consolidated statements of operations.

On March 1, 2011, the Company entered into an agreement with Hart Acquisitions LLC (“Hart”), an affiliate of one of the Company’s directors, for the lease of 120 acres of the Company’s property, from January 1, 2011 through August 31, 2011. This area of land consists of 100 irrigated acres and 20 non irrigated acres. The agreement called for Hart to pay, in advance, $117 per acre of irrigated land and $33 per acre of non irrigated land. The Company has recorded $12,360 of rental income from this lease for the year ended December 31, 2011, which is included in other income (expense), net in the consolidated statements of operations.

On April 29, 2011, the Company entered into a Sales Contract (“Agreement”) with Wilbert Roller, Jr. to sell approximately 1,035 acres of land for approximately $1,625,000, of which $100,000 was paid on signing with the balance due on closing of the transaction by December 31, 2011. In conjunction with the Agreement the buyer leased the 1,035 acres through December 31, 2011. The Company recognized $50,000 as rental income during the year ended December 31, 2011 which is included in other income (expense), net in the consolidated statements of operations. The Company also recorded interest income related to this sales contract of $62,671 during the year ended December 31, 2011, which is included in other income (expense), net. Since the closing of the land did not occur, the Company recorded a $100,000 gain related to the forfeited deposit, which is included in other income (expense), net during the year ended December 31, 2011.

On July 8, 2011, the Company entered into an agreement with Mims Farms to lease 79 acres of the Company’s property from July 8, 2011 through December 31, 2011. During July 2011, the Company received $3,800 for the lease of this land, which was recorded during the year ended December 31, 2011 and is included in other income (expense), net. The Company also entered into a sales contract for these 79 acres, which was terminated by Mims Farm. As a result of the termination, the Company received $5,000, which was recorded during the year ended December 31, 2011 and is included in other income (expense), net in the consolidated statements of operations.

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

For the year ended December 31, 2011, and for the period June 3, 2009 (inception) through December 31, 2011 the Company recorded a legal settlement recovery of $621,348 and $71,348, respectively.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES

(a development stage company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Note Payable

On May 15, 2010 the Company entered into a note payable to a financial institution due May 15, 2015, payable in annual installments of $10,768, which includes interest of 2.9% per annum. The note payable is secured by certain farming equipment. At December 31, 2012 and 2011, the outstanding principal balance was $20,632 and $30,515, , respectively. At December 31, 2012, principal payments due were as follows: 2013 - $10,170; and 2014 - $10,462.

Note 6.   Stockholders’ Equity

At December 31, 2012 and 2011, warrants to purchase 74,000,000 shares of the Company’s common stock were outstanding. These warrants have an exercise strike price of $12.00 per share and expire October 22, 2013.

Note 7 – 2009 Long-Term Incentive Equity Plan

The Company’s 2009 Long-Term Incentive Equity Plan (the “Plan”) permits the granting of stock options, stock appreciation rights, restricted stock and other stock based awards to officers, employees, directors and consultants of the Company for up to 2,405,914 shares.    Option awards are granted with an exercise price equal to the market price on the date of grant and they generally vest over a three year period and expire between 5 and 10 years from the date of issuance.  Stock appreciation rights may be awarded in tandem with an option and shall no longer be exercisable upon termination or the exercise of the related option.  The term of the stock appreciation right is determined by the Plan’s committee.  Restricted stock and other stock based awarded at the discretion of the Plan’s committee.  As of December 31, 2012 and 2011, there have been no awards granted under this Plan.

Note 8 – Income Taxes

The components of the income tax provision are as follows:

	For the year ended December 31, 2012	For the year ended December 31, 2011	For the period from June 3, 2009 (inception) through December 31, 2012
Current
Federal	-	-	-
State	1,198	3,357	6,165
Total current	1,198	3,357	6,165

Deferred
Federal	(11,192)	84,024	(1,537,689)
State	(1,303)	9,787	(179,094)
	(12,495)	93,811	(1,716,783)
Change in valuation allowance	12,495	(93,811)	1,716,783
Total deferred	-	-	-
Income tax expense	1,198	3,357	6,165

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	For the year ended December 31, 2012	For the year ended December 31, 2011
Deferred tax assets:
Legal settlement	$-	$-
Impairment loss	365,620	365,620
Loss on sale of fixed assets	-	18,802
Net operating loss carry forwards	1,390,724	1,348,127
Other	-	-
Total deferred tax assets	1,756,344	1,732,549
Deferred tax liabilities:
Depreciation and amortization	(39,560)	(28,261)
Total deferred tax liability	(39,560)	(28,261)
Valuation allowance	1,716,784	(1,704,288)
Net deferred tax asset	$-	$-

As of December 31, 2012 and 2011, the Company has an estimated net operating loss carry forward of $3,583,864 and $3,551,441 respectively, which begin to expire starting in 2029.  If realized, it would have an estimated tax benefit of approximately $1,390,724. Company has determined that the deferred tax asset has no value at this time, as the Company does not believe it will utilize these losses in the future, and accordingly has recorded a valuation allowance of 100% of the deferred tax asset.

As of December 31, 2012, the valuation allowance has increased by $12,495.

A reconciliation of the provision for income taxes with the amounts computed by applying the statutory Federal income tax to income from continuing operations before provision for income taxes is as follows:

	For the year Ended December 31, 2012	For the year Ended December 31, 2011	For the Period from June 3, 2009 (inception) through December 31, 2012
Tax provision at statutory	34%	34%	34%
State and local taxes (net of federal benefit)	4%	4%	4%
Change in valuation allowance and non-deductible items	(38)%	(38)%	(38)%
Effective tax rate	0%	0%	0%

Note 9.  Subsequent Events

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

