Form 10-Q
period 2013-03-31
Cullen Agricultural Holding Corp
filed 2013-05-09
CIK 1471256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

As of May 9, 2013, 19,630,714 shares of common stock, par value $.0001 per share, were issued and outstanding.

CULLEN AGRICULTURAL HOLDING CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2013

TABLE OF CONTENTS

Part I. Financial Information	Page
Item 1. Financial Statements	1
Condensed Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012	2
Condensed Consolidated Statement of Operations (Unaudited) for the three months ended March 31, 2013 and 2012 and for the period from June 3, 2009 (inception) through March 31, 2013	3
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited) for the period from June 3, 2009 (inception) through March 31, 2013	4
Condensed Consolidated Statement of Cash Flows (Unaudited) for the three months ended March 31, 2013 and 2012 and for the period from June 3, 2009 (inception) through March 31, 2013	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 4. Controls and Procedures	12
Part II. Other Information
Item 1. Legal Proceedings	12
Item 6. Exhibits	13
Signatures	14

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

The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in this Quarterly Report in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2013 in the section entitled "Risk Factors." Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Cullen Agricultural Holding Corp. and Subsidiaries

        (a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2013
	(unaudited)	December 31, 2012
CURRENT ASSETS
Cash	$2,182,156	$2,239,619
Receivable from related party	1,871	1,871
Prepaid expenses and other current assets	23,708	32,236

Total Current Assets	2,207,735	2,273,726

PROPERTY AND EQUIPMENT, Net	91,861	91,861

TOTAL ASSETS	$2,299,596	$2,365,587

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses	$33,081	$23,965
Current portion of note payable	10,170	10,170

Total Current Liabilities	43,251	34,135

OTHER LIABILITIES
Non current portion of note payable	10,462	10,462

Total Other Liabilities	10,462	10,462

TOTAL LIABILITIES	53,713	44,597

STOCKHOLDERS' EQUITY
Preferred stock - $0.0001 par value; authorized 1,000,000 shares;
no shares issued and outstanding	--	--
Common stock, par value $0.0001; 200,000,000 shares authorized;
19,630,714 shares issued and outstanding	1,964	1,964
Additional paid-in capital	6,861,881	6,861,881
Deficit accumulated during the development stage	(4,617,962)	(4,542,855)

TOTAL STOCKHOLDERS' EQUITY	2,245,883	2,320,990

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,299,596	$2,365,587

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

      Cullen Agricultural Holding Corp. and Subsidiaries

      (a development stage company)

      (unaudited)

      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

			For the period from
	For the Three	For the Three	June 3, 2009
	months ended	months ended	(inception) through
	March 31, 2013	March 31, 2012	March 31, 2013

Revenues	$--	$--	$--

General and administrative expenses	74,630	117,540	2,991,053

LOSS FROM OPERATIONS	(74,630)	(117,540)	(2,991,053)

OTHER INCOME (EXPENSE)
Interest expense - related party	--	--	(456,135)
Interest expense - note payable	(147)	(221)	(2,642)
Legal settlement recovery	--	--	71,348
Impairment loss on property, plant and equipment	--	--	(963,172)
Gain (loss) on sale of land and equipment, net	--	--	(563,074)
Other income, net	--	6,795	293,261

TOTAL OTHER (EXPENSE) INCOME	(147)	6,574	(1,620,414)

LOSS BEFORE TAXES	(74,777)	(110,966)	(4,611,467)

INCOME TAXES	330	372	6,495

NET LOSS	$(75,107)	$(111,338)	$(4,617,962)

Weighted average number of common shares outstanding – basic and diluted	19,630,714	19,630,714

Basic and diluted net loss per share	$(0.00)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

          Cullen Agricultural Holding Corp. and Subsidiaries

          (a development stage company)

          (unaudited)

          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

          For the Period From June 3, 2009 (inception) through March 31, 2013

				Deficit accumulated
	Common Stock		Additional	during the
	Shares	Amount	Paid-in Capital	development stage	Total

BALANCE - Beginning June 3, 2009 (inception)	--	$--	$--	$--	$--

Issuance of stock to initial stockholder – 100 shares at $0.0001 per share	100	--	100	--	100

Issuance of stock due to Merger – 19,247,211 shares at $0.0001 per share on October 22, 2009	19,247,211	1,925	6,061,820	--	6,063,745

Net loss for the period from June 3, 2009 (inception) through December 31, 2009	--	--	--	(612,526)	(612,526)

BALANCE - December 31, 2009	19,247,311	1,925	6,061,920	(612,526)	5,451,319

Issuance of stock at $5.95 per share	8,403	1	49,999	--	50,000

Issuance of stock at $2.00 per share	375,000	38	749,962	--	750,000

Net loss for the year ended December 31, 2010	--	--	--	(4,134,527)	(4,134,527)

BALANCE - December 31, 2010	19,630,714	1,964	6,861,881	(4,747,053)	2,116,792
Net income for year ended December 31, 2011	--	--	--	253,790	253,790

BALANCE - December 31, 2011	19,630,714	1,964	6,861,881	(4,493,263)	2,370,582
Net loss for the year ended December 31, 2012	--	--	--	(49,592)	(49,592)

BALANCE - December 31, 2012	19,630,714	$1,964	$6,861,881	$(4,542,855)	$2,320,990
Net loss for the three months ended March 31, 2013	--	--	--	(75,107)	(75,107)

BALANCE - March 31, 2013	19,630,714	$1,964	$6,861,881	$(4,617,962)	$2,245,883

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                  Cullen Agricultural Holding Corp. and Subsidiaries

                  (a development stage company)

                  (unaudited)

                  CONSOLIDATED STATEMENT OF CASH FLOWS

	For the three months ended		For the period from June 3, 2009
	March 31, 2013	March 31, 2012	(inception) through March 31, 2013
Cash Flows from Operating Activities
Net loss	$(75,107)	$(111,338)	$(4,617,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of property and equipment	-	-	563,074
Depreciation and amortization	-	7,997	110,045
Impairment loss on property, plant and equipment	-	-	963,172
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	8,528	10,657	(23,708)
Federal tax receivable	-	-	1,349,969
Federal witholding tax payable	-	(27,943)	-
Accrued expenses	9,116	5,585	217,968
Accrued settlement fee	-	69,205	-
NET CASH USED IN OPERATING ACTIVITIES	(57,463)	(45,837)	(1,437,442)

Cash Flows from Investing Activities
Purchases of property and equipment	-	-	(841,849)
Proceeds from sale of property and equipment	-	-	7,714,299
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-	6,872,450

Cash Flows from Financing Activities
Repayment of mortgage payable to related party	-	-	(7,130,627)
Proceeds from issuance of mortgage payable to related party	-	-	100,000
Repayment to affiliates	-	(6,539)	(329,060)
Advances from affiliates	-	27,943	318,568
Repayments of note payable	-	-	(19,488)
Cash acquired in reverse merger	-	-	3,057,755
Proceeds from issuance of common stock	-	-	750,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	-	21,404	(3,252,852)
NET (DECREASE) INCREASE IN CASH	(57,463)	(24,433)	2,182,156

CASH - Beginning	2,239,619	1,028,119	-
CASH - Ending	$2,182,156	$1,003,686	$2,182,156

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$457,522
Taxes	$-	$1,260	$2,510
Non-cash investing and financing activities:
Acquisition of property, plant and equipment through issuance of debt	$-	$-	$40,120
Issuance of common stock to settle accrued expenses	$-	$-	$50,000
Conversion of interest payable into mortgage payable to related party	$-	$-	$176,709
On October 22, 2009, the Company completed its reverse merger and recapitalization by acquiring certain assets and assuming certain liabilities:
Tax refund receivable	$-	$-	$1,349,969
Land and land improvements	-	-	8,560,482
Loan payable	-	-	(6,853,918)
Accrued expenses	-	-	(41,822)
Due to affiliates	-	-	(8,621)
Issuance of stock	-	-	(1,925)
Net non-cash recapitalization	$-	$-	$3,004,165

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES

(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1.    Organization, Business Operations and Significant Accounting Policies

Organization and Nature of Operations

Cullen Agricultural Holding Corp.’s (the “Company”, “we”, “us” or “our”) accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete condensed consolidated interim financial statements. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. In addition, the December 31, 2012 balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated interim financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.

We are a development stage company and to date have not generated any revenue. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes there to for the fiscal year ended December 31, 2012 filed on March 14, 2013. The accounting policies used in preparing these unaudited condensed consolidated interim financial statements are consistent with those described in the December 31, 2012 audited consolidated financial statements.

Basis of Presentation

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

(a development stage company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1.  Organization, Business Operations and Significant Accounting Policies, continued

Cash

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. The Company held no cash equivalents at March 31, 2013 and December 31, 2012.

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At times during the periods ended March 31, 2013 and December 31, 2012, the Company had cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation insurance limits. At March 31, 2013 cash is held at one financial institution.The Company has not incurred losses related to these deposits.

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

Earnings Per Share

The Company follows the provisions of FASB ASC 260, “Earnings Per Share” (“ASC 260”). In accordance with ASC 260, earnings per common share amounts (“Basic EPS”) are computed by dividing earnings by the weighted average number of common shares outstanding for the period. Earnings per common share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive options, warrants, and other potential common stock outstanding during the period. ASC 260 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. At March 31, 2013 and December 31, 2012, there were 74,000,000 warrants outstanding that were not included in the calculation of diluted EPS because the effects of these securities would have been anti-dilutive.

Basic earnings per share is calculated using the average number of common shares outstanding and diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding warrants using the “treasury stock method.”

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES

(a development stage company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1.  Organization, Business Operations and Significant Accounting Policies, continued

Earnings Per Share (Continued)

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

At March 31, 2013 and December 31, 2012, deferred taxes primarily consist of deferred tax assets for net operating loss carryforwards. The Company does not believe at this time that it will utilize the net operating loss carryforwards in the future, and accordingly has recorded a valuation allowance of 100% of the deferred tax assets at March 31, 2013 and December 31, 2012.

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

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of income tax expense.  There were no amounts accrued for penalties and interest for the three months ended March 31, 2013 and 2012 or the year ended December 31, 2012 or the period from June 3, 2009 (inception) through March 31, 2013.  The Company does not expect its uncertain tax position to change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recently Issued and Adopted Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the condensed consolidated interim financial statements.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES

(a development stage company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 2. Property and Equipment

At March 31, 2013 and December 31, 2012 property and equipment consisted of the following:

	March 31, 2013	December 31, 2012

Machinery and equipment	$154,229	$154,229
Website	3,328	3,328
	157,557	157,557

Less: Accumulated depreciation and amortization	65,696	65,696

Property and equipment, net	$91,861	$91,861

Depreciation and amortization expense for the period from June 3, 2009 (inception) through March 31, 2013 was $110,045. For the three months ended March 31, 2012 depreciation and amortization expense was $7,997. The Company placed its property and equipment out of service at December 31, 2012 as a result of the sale of its land. Accordingly, no depreciation expense was recorded during the three months ended March 31, 2013.

Note 3.  Receivable from Related Party

Hart Acquisitions LLC

During the three months ended March 31, 2013 and 2012, Hart Acquisitions LLC (“Hart”), an affiliate of one of the Company’s directors, incurred no costs related to the operations of Cullen Agritech and Natural Dairy.

As of March 31, 2013 and 2012, $1,871 was due from Hart.

Note 4.  Other Income

On March 5, 2012, the Company entered into a Sales Contract (“Agreement”) with Patrick and Sherry Farrell (collectively, the “Buyer”) pursuant to which the Company agreed to sell to Buyer approximately 1,035 acres of land for approximately $1,524,000, of which a $50,000 deposit was paid, which is being held in escrow by a third party, on signing with the balance due on closing of the transaction by April 15, 2012. In conjunction with the Agreement, the Company entered into a lease agreement with Buyer pursuant to which the Company leased the 1,035 acres through December 31, 2012 for $76,000. The Buyer prepaid the $76,000 lease rent on March 5, 2012, of which the Company recognized $6,795 as rental income during the three months ended March 31, 2012 which is included in other income, net in the condensed consolidated statements of operations.

Note 5.  Note Payable

On May 15, 2010, the Company entered into a note payable to a financial institution due May 15, 2015, payable in annual installments of $10,768, which includes interest of 2.9% per annum. The note payable is secured by certain farming equipment. At March 31, 2013 and December 31, 2012, the outstanding principal balance was $20,632.

Note 6.  Subsequent Events

The Company evaluates events that occurred after the balance sheet date but before the condensed consolidated interim financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated interim financial statements through the date the condensed consolidated interim financial statements were issued.

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

Strategic Alternatives

We had been in the process of attempting to obtain land development financing backed by the property we owned and operated to support our working capital needs and implement our business plan. However, due to the performance of similar types of farming operations in the region, as well as the general economic downturn, financial institutions have been unwilling to provide such financing. As a result, we have been unable to obtain the necessary funding to support the implementation of our business plan at this time. Accordingly, we have explored all financing and strategic alternatives available to us. As of December 31, 2012, the Company disposed of approximately 3,635 acres of land, constituting all of the Company’s property which it had planned to use to deploy its pasture based dairy and beef business plan. We used the capital received from such sales to support our working capital needs, retire certain of our outstanding debt to reduce our interest obligations and avoid running costs of non -irrigated land which was unsuitable for our business plan.

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

Results of Operations

For the three months ended March 31, 2013, we had a net loss of $75,107. Our expenses of $74,630 for three months ended March 31, 2013 consisted primarily of legal, accounting and consulting fees, payroll and employee related expenses, and other general corporate and administrative expenses of $2,045, $48,521, $7,914, and $16,150, respectively.

For the three months ended March 31, 2012, we had a net loss of $111,338. Our expenses of $117,540 for three months ended March 31, 2012 consisted primarily of legal, accounting and consulting fees, payroll and employee related expenses, and other general corporate and administrative expenses of $11,525, $67,673, $8,515, and $29,827, respectively.

For the period from June 3, 2009 (inception) through March 31, 2013, we had a net loss of $4,617,962. We did not generate any revenues during this period and are a development stage company. Our expenses of $2,991,053 for the period from June 3, 2009 (inception) through March 31, 2013 consisted primarily of legal, accounting and consulting fees of $942,633 as well as payroll and employee related expenses of $583,037 and other general corporate and administrative expenses of $1,465,383.

Additionally, upon the closing of the Merger, we issued to Cullen Holdings a promissory note in an initial amount of $6,853,918. During the period from June 3, 2009 (inception) through March 31, 2013, we incurred interest expense of $456,135, related to this promissory note. We incurred interest expense related to equipment financing of $147 and $221 for the three months ended March 31, 2013 and March 31, 2012, respectively and $2,642 for the period from June 3, 2009 (inception) through March 31, 2013.

For the period from June 3, 2009 (inception) through March 31, 2013, we had other expenses, net of $1,620,414 related to lease income, note payable interest expense related to tractor and a mortgage payable to a related party, legal settlement recovery, calf deaths, loss from beef grazing operations, the sale of timber, corn and hay, loss from the sale of land and impairment loss on property, plant and equipment and a $6,495 provision for income tax.

Liquidity and Capital Resources

During the period from June 3, 2009 (inception) through March 31, 2013, we did not have any sources of revenue and incurred a net loss of $4,617,962. As of March 31, 2013, we had $2,182,156 available cash and working capital of $2,164,484.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with uncondensed consolidated interim entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file with the SEC is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and treasurer (our principal executive and principal financial and accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013.

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2013.

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

ITEM 6. EXHIBITS

(a)	Exhibits:

31	Section 302 Certification by CEO and Treasurer

32	Section 906 Certification by CEO and Treasurer

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2013, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

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

Dated: May 9, 2013

CULLEN AGRICULTURAL HOLDING CORP.

/s/ Eric J. Watson
Eric J. Watson
Chairman of the Board, Chief Executive Officer, Secretary and Treasurer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

