Form 10-Q
period 2013-09-30
Cullen Agricultural Holding Corp
filed 2013-11-08
CIK 1471256

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2013

☐	Transition report under Section 13 or 15(d) of the Exchange Act of 1934 For the transition period from _____________ to _____________

Commission File Number 000-53806

Cullen Agricultural Holding Corp.
(Exact Name of Issuer as Specified in Its Charter)

Delaware	27-0863248
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

As of November 8, 2013, 19,630,714 shares of common stock, par value $.0001 per share, were issued and outstanding.

CULLEN AGRICULTURAL HOLDING CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2013

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2013 (Unaudited)and December 31, 2012	1
Condensed Consolidated Statement of Operations (Unaudited) for the three and nine months ended September 30, 2013 and 2012 and for the period from June 3, 2009 (inception) through September 30, 2013	2
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited) for the period from June 3, 2009 (inception) through September 30, 2013	3
Condensed Consolidated Statement of Cash Flows (Unaudited) for the nine months ended September 30, 2013 and 2012 and for the period from June 3, 2009 (inception) through September 30, 2013	4
Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 4. Controls and Procedures	12
Part II. Other Information
Item 1. Legal Proceedings	13
Item 6. Exhibits	13
Signatures	14

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

PART I.
  FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

Cullen Agricultural Holding Corp. and Subsidiaries
(a development stage company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013
	(unaudited)	December 31, 2012
ASSETS

CURRENT ASSETS
Cash	$2,066,498	$2,239,619
Receivable from related party	1,871	1,871
Prepaid expenses and other current assets	3,835	32,236
Total Current Assets	2,072,204	2,273,726

PROPERTY AND EQUIPMENT, Net	91,861	91,861
TOTAL ASSETS	$2,164,065	$2,365,587
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses	$33,718	$23,965
Current portion of note payable	10,462	10,170
Total Current Liabilities	44,180	34,135
OTHER LIABILITIES
Non current portion of note payable	—	10,462
Total Other Liabilities	—	10,462
TOTAL LIABILITIES	44,180	44,597

STOCKHOLDERS' EQUITY
Preferred stock - $0.0001 par value; authorized 1,000,000 shares; no shares issued and outstanding	—	—
Common stock, par value $0.0001; 200,000,000 shares authorized; 19,630,714 shares issued and outstanding	1,964	1,964
Additional paid-in capital	6,861,881	6,861,881
Deficit accumulated during the development stage	(4,743,960)	(4,542,855)

TOTAL STOCKHOLDERS' EQUITY	2,119,885	2,320,990

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,164,065	$2,365,587

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Cullen Agricultural Holding Corp. and Subsidiaries
(a development stage company)
(unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					For the period from
	For the Three	For the Three	For the Nine	For the Nine	June 3, 2009
	months ended	months ended	months ended	months ended	(inception) through
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012	September 30, 2013
Revenues	$—	$—	$—	$—	$—

General and administrative expenses	62,318	95,496	199,747	282,202	3,116,170

LOSS FROM OPERATIONS	(62,318)	(95,496)	(199,747)	(282,202)	(3,116,170)

OTHER INCOME (EXPENSE)
Interest expense - related party	—	—	—	—	(456,135)
Interest expense - note payable	(76)	(151)	(405)	(624)	(2,900)
Legal settlement recovery	—	—	—	—	71,348
Impairment loss on property, plant and equipment	—	—	—	—	(963,172)
Gain (loss) on sale of land and equipment, net	—	—	—	212,887	(563,074)
Other income, net	—	—	—	76,000	293,261

TOTAL OTHER (EXPENSE) INCOME	(76)	(151)	(405)	288,263	(1,620,672)

(LOSS) INCOME BEFORE TAXES	(62,394)	(95,647)	(200,152)	6,061	(4,736,842)

INCOME TAXES	313	313	953	882	7,118

NET (LOSS) INCOME	$(62,707)	$(95,960)	$(201,105)	$5,179	$(4,743,960)

Weighted average number of common shares outstanding – basic and diluted	19,630,714	19,630,714	19,630,714	19,630,714

Basic and diluted net (loss) income per share	$(0.00)	$(0.00)	$(0.01)	$0.00

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Cullen Agricultural Holding Corp. and Subsidiaries
(a development stage company)
(unaudited)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Period From June 3, 2009 (inception) through September 30, 2013

				Deficit accumulated
	Common Stock		Additional	during the
	Shares	Amount	Paid-in Capital	development stage	Total
BALANCE - Beginning June 3, 2009 (inception)	—	$—	$—	$—	$—
Issuance of stock to initial stockholder – 100 shares at $0.0001 per share	100	—	100	—	100
Issuance of stock due to Merger – 19,247,211 shares at $0.0001 per share on October 22, 2009	19,247,211	1,925	6,061,820	—	6,063,745
Net loss for the period from June 3, 2009 (inception) through December 31, 2009	—	—	—	(612,526)	(612,526)
BALANCE - December 31, 2009	19,247,311	1,925	6,061,920	(612,526)	5,451,319
Issuance of stock at $5.95 per share	8,403	1	49,999	—	50,000
Issuance of stock at $2.00 per share	375,000	38	749,962	—	750,000
Net loss for the year ended December 31, 2010	—	—	—	(4,134,527)	(4,134,527)
BALANCE - December 31, 2010	19,630,714	1,964	6,861,881	(4,747,053)	2,116,792
Net income for year ended December 31, 2011	—	—	—	253,790	253,790
BALANCE - December 31, 2011	19,630,714	1,964	6,861,881	(4,493,263)	2,370,582
Net loss for the year ended December 31, 2012	—	—	—	(49,592)	(49,592)
BALANCE - December 31, 2012	19,630,714	1,964	6,861,881	(4,542,855)	2,320,990
Net loss for the nine months ended September 30, 2013	—	—	—	(201,105)	(201,105)
BALANCE - September 30, 2013	19,630,714	$1,964	$6,861,881	$(4,743,960)	$2,119,885

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Cullen Agricultural Holding Corp. and Subsidiaries
(a development stage company)
(unaudited)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

			For the period from
			June 3, 2009
	For the nine months ended		(inception) through
	September 30, 2013	September 30, 2012	September 30, 2013
Cash Flows from Operating Activities
Net (loss) income	$(201,105)	$5,179	$(4,743,960)

Adjustments to reconcile net (loss) income to net cash used in operating activities:
(Gain) loss on sale of property and equipment	-	(212,887)	563,074
Depreciation and amortization	-	20,784	110,045
Impairment loss on property, plant and equipment	-	-	963,172
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	28,401	29,516	(3,835)
Federal tax receivable	-	-	1,349,969
Federal withholding tax payable	-	(27,943)	-
Accrued expenses	9,753	16,592	218,605
NET CASH USED IN OPERATING ACTIVITIES	(162,951)	(168,759)	(1,542,930)
Cash Flows from Investing Activities
Purchases of property and equipment	-	-	(841,849)
Proceeds from sale of property and equipment	-	1,468,626	7,714,299
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	1,468,626	6,872,450
Cash Flows from Financing Activities
Repayment of mortgage payable to related party	-	-	(7,130,627)
Proceeds from issuance of mortgage payable to related party	-	-	100,000
Repayment to affiliates	-	(6,539)	(329,060)
Advances from affiliates	-	27,943	318,568
Repayments of note payable	(10,170)	(9,883)	(29,658)
Cash acquired in reverse merger	-	-	3,057,755
Proceeds from issuance of common stock	-	-	750,000
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(10,170)	11,521	(3,263,022)
NET (DECREASE) INCREASE IN CASH	(173,121)	1,311,388	2,066,498
CASH - Beginning	2,239,619	1,028,119	-
CASH - Ending	$2,066,498	$2,339,507	$2,066,498
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$668	$957	$458,190
Taxes	$-	$1,260	$2,510
Non-cash investing and financing activities:
Acquisition of property, plant and equipment through issuance of debt	$-	$-	$40,120
Issuance of common stock to settle accrued expenses	$-	$-	$50,000
Conversion of interest payable into mortgage payable to related party	$-	$-	$176,709
On October 22, 2009, the Company completed its reverse merger and recapitalization by acquiring certain assets and assuming certain liabilities:
Tax refund receivable	$-	$-	$1,349,969
Land and land improvements	-	-	8,560,482
Loan payable	-	-	(6,853,918)
Accrued expenses	-	-	(41,822)
Due to affiliates	-	-	(8,621)
Issuance of stock	-	-	(1,925)
Net non-cash recapitalization	$-	$-	$3,004,165

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES
(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1.  Organization, Business Operations and Significant Accounting Policies

Organization and Nature of Operations

Cullen Agricultural Holding Corp.’s (the “Company”, “we”, “us” or “our”) accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete condensed consolidated interim financial statements. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. In addition, the December 31, 2012 balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated interim financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.

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

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES
(a development stage company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1. Organization, Business Operations and Significant Accounting Policies, continued

Cash

The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents. These investments are carried at cost, which approximates fair value. The Company held no cash equivalents at September 30, 2013 and December 31, 2012.

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). At times during the periods ended September 30, 2013 and December 31, 2012, the Company had cash deposits in excess of the maximum amounts insured by the Federal Deposit Insurance Corporation insurance limits. At September 30, 2013 cash is held at one financial institution. The Company has not incurred losses related to these deposits.

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

Earnings Per Share

The Company follows the provisions of FASB ASC 260, “Earnings Per Share” (“ASC 260”). In accordance with ASC 260, earnings per common share amounts (“Basic EPS”) are computed by dividing earnings by the weighted average number of common shares outstanding for the period. Earnings per common share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive options, warrants, and other potential common stock outstanding during the period. ASC 260 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. At September 30, 2013 and December 31, 2012, there were 74,000,000 warrants outstanding that were not included in the calculation of diluted EPS because the effects of these securities would have been anti-dilutive.

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

At September 30, 2013 and December 31, 2012, deferred taxes primarily consist of deferred tax assets for net operating loss carryforwards. The Company does not believe at this time that it will utilize the net operating loss carryforwards in the future, and accordingly has recorded a valuation allowance of 100% of the deferred tax assets at September 30, 2013 and December 31, 2012.

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

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of income tax expense. There were no amounts accrued for penalties and interest for the three and nine months ended September 30, 2013 and 2012, the year ended December 31, 2012 or the period from June 3, 2009 (inception) through September 30, 2013. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recently Issued and Adopted Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the condensed consolidated interim financial statements.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES
(a development stage company)

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 2. Property and Equipment

At September 30, 2013 and December 31, 2012 property and equipment consisted of the following:

	September 30, 2013	December 31, 2012

Machinery and equipment	$154,229	$154,229
Website	3,328	3,328
	157,557	157,557

Less: Accumulated depreciation and amortization	65,696	65,696

Property and equipment, net	$91,861	$91,861

Depreciation and amortization expense for the period from June 3, 2009 (inception) through September 30, 2013 was $110,045. For the three months ended September 30, 2013 and 2012, depreciation and amortization expense was $0 and $6,827. For the nine months ended September 30, 2013 and 2012, depreciation and amortization expense was $0 and $20,784. The Company placed its property and equipment out of service at December 31, 2012 as a result of the sale of its land. Accordingly, no depreciation expense was recorded during the three and nine months ended September 30, 2013.

Note 3. Receivable from Related Party

Hart Acquisitions LLC
During the three and nine months ended September 30, 2013 and 2012, Hart Acquisitions LLC (“Hart”), an affiliate of one of the Company’s directors, incurred no costs related to the operations of Cullen Agritech and Natural Dairy.

As of September 30, 2013 and 2012, $1,871 was due from Hart.

Note 4. Other Income

On March 5, 2012, the Company entered into a Sales Contract (“Agreement”) with Patrick and Sherry Farrell (collectively, the “Buyer”) pursuant to which the Company agreed to sell to Buyer approximately 1,035 acres of land for approximately $1,524,000. On May 15, 2012, the closing of the sale took place and the Company received the remaining purchase price of $1,524,000, of which the Company recognized $212,887 as gain from sale of land during the nine months ended September 30, 2012 which is included in other income (expense), net in the consolidated statements of operations.

Note 5. Note Payable

On May 15, 2010, the Company entered into a note payable to a financial institution due May 15, 2015, payable in annual installments of $10,768, which includes interest of 2.9% per annum. The note payable is secured by certain farming equipment. At September 30, 2013 and December 31, 2012, the outstanding principal balance was $10,462 and $20,632, respectively.

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

Results of Operations

For the three months ended September 30, 2013, we had a net loss of $62,707. Our expenses of $62,318 for three months ended September 30, 2013 consisted primarily of legal, accounting and consulting fees, payroll and employee related expenses, and other general corporate and administrative expenses of $5,713 $19,324, $17,622, and $19,659, respectively.

For the three months ended September 30, 2012, we had a net loss of $95,960. Our general and administrative expenses of $95,496 for three months ended September 30, 2012 consisted primarily of legal, accounting and consulting fees, payroll and employee related expenses, and other general corporate and administrative expenses of $298, $26,808, $43,406, and $24,984, respectively.

For the nine months ended September 30, 2013, we had a net loss of $201,105. Our expenses of $199,747 for nine months ended September 30, 2013 consisted primarily of legal, accounting and consulting fees, payroll and employee related expenses, and other general corporate and administrative expenses of $8,258, $104,871, $29,567, and $57,051, respectively.

For the nine months ended September 30, 2012, we had net income of $5,179. Our general and administrative expenses of $282,202 for nine months ended September 30, 2012 consisted primarily of legal, accounting and consulting fees, payroll and employee related expenses, and other general corporate and administrative expenses of $18,860, $117,871, $52,459, and $93,012, respectively. For the nine months ended September 30, 2012, we recognized other income (expense) of $76,000 related to of rental income from leases and $212,887 gain on sale of end.

For the period from June 3, 2009 (inception) through September 30, 2013, we had a net loss of $4,743,960. We did not generate any revenues during this period and are a development stage company. Our expenses of $3,116,170 for the period from June 3, 2009 (inception) through September 30, 2013 consisted primarily of legal, accounting and consulting fees of $985,872 as well as payroll and employee related expenses of $606,394 and other general corporate and administrative expenses of $1,523,904.

Additionally, upon the closing of the Merger, we issued to Cullen Holdings a promissory note in an initial amount of $6,853,918. During the period from June 3, 2009 (inception) through September 30, 2013, we incurred interest expense of $456,135, related to this promissory note. We incurred interest expense related to equipment financing of $76 and $151 for the three months ended September 30, 2013 and 2012, respectively and $2,900 for the period from June 3, 2009 (inception) through September 30, 2013.

For the period from June 3, 2009 (inception) through September 30, 2013, we had other expenses, of $1,620,672 related to lease income, note payable interest expense related to tractor and a mortgage payable to a related party, legal settlement recovery, calf deaths, loss from beef grazing operations, the sale of timber, corn and hay, loss from the sale of land and impairment loss on property, plant and equipment and a $7,118 provision for income tax.

Liquidity and Capital Resources

During the period from June 3, 2009 (inception) through September 30, 2013, we did not have any sources of revenue and incurred a net loss of $4,743,960. As of September 30, 2013, we had $2,066,498 available cash and working capital of $2,028,024.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file with the SEC is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and treasurer (our principal executive and principal financial and accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013.

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2013.

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

101
Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2013, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 8, 2013

CULLEN AGRICULTURAL HOLDING CORP.

/s/ Eric J. Watson
Eric J. Watson
Chairman of the Board, Chief Executive Officer, Secretary and Treasurer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

