Form 10-K
period 2013-12-31
Cullen Agricultural Holding Corp
filed 2014-03-28
CIK 1471256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________to ______________

Commission File Number 000-53806

CULLEN AGRICULTURAL HOLDING CORP.

(Exact Name of Issuer as Specified in Its Charter)

Delaware (State of Incorporation)	27-0863248 (Issuer I.R.S. Employer I.D. Number)

1193 Seven Oaks Rd. Waynesboro, Georgia (Address of principal executive offices)	30830 (zip code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

As of June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,100,339.

As of March 27, 2014, there were 19,630,714 shares of Common Stock, $.0001 par value per share, outstanding.

Documents incorporated by reference: None.

CULLEN AGRICULTURAL HOLDING CORP.

FORM 10-K

i

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under Item 1 “Business” and Item 5 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

In assessing forward-looking statements contained herein, readers are urged to carefully read those statements. Among the factors that could cause actual results to differ materially are: inability to obtain necessary financing; competition; loss of key personnel; increases of costs of operations; continued compliance with government regulations; and general economic conditions.

ii

PART I

ITEM 1. BUSINESS.

Cullen Agricultural Holding Corp. (the “Company”) was incorporated in Delaware on August 27, 2009. References herein to “we,” “us” or “our” refer to the Company. We are a development stage company seeking alternative strategic opportunities to maximize shareholder value.

Corporate History

We were formed as a wholly-owned subsidiary of Triplecrown Acquisition Corp. (“Triplecrown”), a blank check company. CAT Merger Sub, Inc. (“Merger Sub”), a Georgia corporation, was incorporated as our wholly-owned subsidiary on August 31, 2009. We were formed in order to allow Triplecrown to complete a business combination (the “Merger”) with Cullen Agricultural Technologies Inc. (“Cullen Agritech”), as contemplated by the Agreement and Plan of Reorganization (the “Merger Agreement”), dated as of September 4, 2009, as amended, among us, Triplecrown, Merger Sub, Cullen Agritech and Cullen Inc. Holdings Ltd. (“Cullen Holdings”). Cullen Holdings is an entity controlled by Eric J. Watson, our former Chief Executive Officer, Secretary, Chairman of the Board and Treasurer and, prior to the Merger, was the holder of all of the outstanding common stock of Cullen Agritech.

Pursuant to the Merger, (i) Triplecrown merged with and into the Company with the Company surviving as the new publicly-traded corporation and (ii) Merger Sub merged with and into Cullen Agritech with Cullen Agritech surviving as a wholly owned subsidiary of the Company. As a result of the Merger, the former security holders of Triplecrown and Cullen Agritech became the security holders of the Company. Thus, the Company became a holding company, operating through its wholly-owned subsidiary, Cullen Agritech. The Merger was consummated on October 22, 2009. As of the closing of the Merger, the former shareholders of Triplecrown had an approximate 18% voting interest in the Company and Cullen Holdings had an approximate 82% voting interest in the Company.

Following the Merger, we conducted our operations through Cullen Agritech. Cullen Agritech had conducted its operations primarily through its wholly-owned subsidiary, Natural Dairy Inc. (“Natural Dairy”). Our business plan following the Merger was to develop, adapt and implement grazing-based farming systems in regions of the world where the geophysical and climatic conditions are suitable for a pasture-based model. Upon consummation of the Merger, we acquired the intellectual property that made up our proprietary farming system and was the basis for this business plan. The intellectual property included all constituent components of the proprietary farming system (including forage growth and yields, animal genetics and milking systems) that had been developed by adapting established grazing science, processes, technology, and genetics to liquid milk production in the Southeastern United States. None of the intellectual property has been registered.

We had been in the process of attempting to obtain land development financing backed by the property we owned and operated to support our working capital needs and implement our business plan, but due to the performance of similar types of farming operations in the region, as well as the general economic downturn, financial institutions were unwilling to provide such financing. As a result, we were unable to obtain the necessary funding to support the implementation of our business plan. Accordingly, we began exploring all financing and strategic alternatives available to us.

During 2010 through May 2012, the Company disposed of approximately 3,635 acres of land, constituting all of the Company’s property which it had planned to use to deploy its pasture based dairy and beef business plan. We used the capital received from such sales to support our working capital needs and retire certain of our outstanding debt to reduce our interest obligations.

We have refocused our efforts to seek alternative strategic opportunities in all industries and regions (whether or not related to our prior business plan) in an effort to maximize shareholder value. To this end, the Company has in the past had, and may in the future have, discussions with potential merger candidates wishing to become publicly traded. There is no assurance that the Company will be successful in any of such efforts.

Current Activities

Our current plan is to seek, investigate, and if such investigation warrants, acquire one or more operating businesses desiring the perceived advantages of a publicly held corporation. We will not restrict our search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature.

We may seek a combination with a company that only recently commenced operations, a developing company in need of additional funds to expand into new products or markets or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and needs additional capital which is perceived to be easier to raise by a public company. In some instances, a transaction may involve acquiring or merging with a company which does not need substantial additional cash but which desires to establish a public trading market for its common stock. We may purchase assets and establish wholly-owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

We believe that there are numerous companies seeking the benefits of being a publicly-traded corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees and providing liquidity (subject to restrictions of applicable statutes) for all stockholders.

We will seek a potential target business from all known sources, but will rely principally on personal contacts of our management as well as indirect associations with other business and professional people. We do not presently anticipate that we will engage any professional firm specializing in business acquisitions or reorganizations in order to locate a target but, as is customary in the industry, we may pay a finder’s fee for introducing us to an acquisition prospect that we ultimately acquire. If any such fee is paid, it will be approved by our Board of Directors and will be in accordance with the industry standards.

The analysis of new business opportunities will be undertaken by or under the supervision of our management. See “Item 10. Directors, Executive Officers and Corporate Governance” for information about our current management. In analyzing prospective business opportunities, management will consider, among other factors, such matters as;

•	the available technical, financial and managerial resources of the target business;
•	working capital and other financial requirements of the target business;
•	the target business’ history of operations, if any;
•	the target business’ prospects for the future;
•	the present and expected competition the target business will or may face in its industry;
•	the quality and experience of the target business’ management services which may be available and the depth of that management;
•	the need for further research, development or exploration relating to the target’s products or services;
•	specific risk factors not now affecting the business but which may be anticipated to impact our proposed activities in the future;
•	the potential for growth or expansion;
•	the potential for profit;
•	the perceived public recognition or acceptance of products, services or trades; and
•	name recognition of the target.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business transaction will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting such a transaction consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage.

Opportunities in which we participate will present certain risks, many of which cannot be identified adequately prior to selecting a specific opportunity. Our stockholders must, therefore, depend on management to identify and evaluate such risks. Even after our participation, there is a risk that the combined enterprise may not become a going concern or advance beyond the development stage. Other opportunities may involve new and untested products, processes, or market strategies that may not succeed. We (and therefore our stockholders) will assume such risks.

The investigation of specific target businesses and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention as well as substantial costs for accountants, attorneys, and others. If a decision is made not to participate in a specific transaction, the costs incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific transaction, the failure to consummate that transaction may result in the loss by us of the related costs incurred.

There is the additional risk that we will not find a suitable target. We will not generate revenue without finding and completing a transaction with a suitable target company. If no such target is found, no return on an investment in us will be realized, and there will not be an active market for our stock.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors.

Employees

We do not currently have any employees. We have one executive officer.

ITEM 1A. RISK FACTORS.

 Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We maintain our executive offices at 1193 Seven Oaks Rd., Waynesboro, Georgia 30380. The office space is provided to us at no charge from Hart Acquisitions LLC (“Hart”), an affiliate of Richard Watson, a former director of the Company and the brother of Eric Watson, our former Chief Executive Officer and our principal stockholder. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not party to any litigation.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol CAGZ. The following table sets forth the range of high and low sales prices for the common stock for the periods indicated for the last two fiscal years:

	Common Stock
	High	Low

Fiscal 2013:
Fourth Quarter	$0.13	$0.08
Third Quarter	$0.15	$0.06
Second Quarter	$0.19	$0.14
First Quarter	$0.17	$0.12

Fiscal 2012:
Fourth Quarter	$0.17	$0.16
Third Quarter	$0.25	$0.17
Second Quarter	$0.25	$0.16
First Quarter	$0.16	$0.07

Our warrants were quoted on the OTC Bulletin Board under the symbol CAGZW until October 21, 2013 when all outstanding warrants expired.

Holders

As of March 5, 2014, there were 24 holders of record of our common stock.

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

Our principal focus was to use our intellectual property in forage and animal sciences to improve agricultural yields. The Company was formed to develop, adapt and implement grazing-based farming systems in regions of the world where the geophysical and climatic conditions are suitable for a pasture-based model. While the potential for the pasture or grazing model is significant in many of the world’s developed and developing economies, the systems are highly specific and require significant adaptation and modification to be successful. We had identified the global dairy industry as a primary opportunity in which our systems can be applied to improve yields on land and drive cost-base efficiencies.

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

Strategic Alternatives

We had been in the process of attempting to obtain land development financing backed by the property we owned and operated to support our working capital needs and implement our business plan, but due to the performance of similar types of farming operations in the region, as well as the general economic downturn, financial institutions were unwilling to provide such financing. As a result, we were unable to obtain the necessary funding to support the implementation of our business plan. Accordingly, we began exploring all financing and strategic alternatives available to us.

During 2010 through May 2012, the Company disposed of approximately 3,635 acres of land, constituting all of the Company’s property which it had planned to use to deploy its pasture based dairy and beef business plan. We used the capital received from such sales to support our working capital needs and retire certain of our outstanding debt to reduce our interest obligations.

We have refocused our efforts to seek alternative strategic opportunities in all industries and regions (whether or not related to our prior business plan) in an effort to maximize shareholder value. To this end, the Company has in the past had, and may in the future have, discussions with potential merger candidates wishing to become publicly traded. There is no assurance that the Company will be successful in any of such efforts.

Our current plan is to seek, investigate, and if such investigation warrants, acquire one or more operating businesses desiring the perceived advantages of a publicly held corporation. We will not restrict our search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature.

Results of Operations and Financial Condition

We are a development stage company. Since October 22, 2009, our activities have been primarily focused on raising capital to fund our business plan and the sale of land to meet our working capital requirements and repay our outstanding debt. Our current plan is to seek, investigate, and if such investigation warrants, acquire one or more operating businesses desiring the perceived advantages of a publicly held corporation. Prior to October 22, 2009 we and our wholly-owned subsidiary were “shell companies” and conducted no business operations and did not own or lease any real estate or other property. Our activities during this time were limited to our organization, the preparation and filing with the SEC of a Registration Statement on Form S-4 and other matters related to the Merger. To date, we have not generated any revenue.

Results of Operations

For the year ended December 31, 2013, we had a net loss of $310,223. We did not generate any revenues during this period and we are a development stage company. Our operating expenses of $312,424 for the year ended December 31, 2013 consisted primarily of legal, accounting and consulting fees and other general corporate and administrative expenses of $56,960, $134,851, $36,492 and $84,121, respectively.

For the year ended December 31, 2012, we had a net loss of $ 49,592. We did not generate any revenues during this period and we are a development stage company. Our expenses of $336,506 for the year ended December 31, 2012 consisted primarily of legal, accounting and consulting fees and other general corporate and administrative expenses of $25,835, $143,403, $51,722 and $115,546, respectively.

For the period from June 3, 2009 (inception) through December 31, 2013, we had a net loss of $4,853,078. We did not generate any revenues during this period and are a development stage company. Our operating expenses of $3,228,847 for the period from June 3, 2009 (inception) through December 31, 2013 consisted primarily of legal, accounting and consulting fees of $1,083,878 as well as employee and general consulting expenses of $611,615 and other general corporate and administrative expenses of $1,533,354.

For the year ended December 31, 2013, we had other income, net, of $3,461 related to interest income on notes receivable and note payable interest expense related to a tractor.

For the year ended December 31, 2012, we had other income, net of $288,112 related to lease income, note payable interest expense related to tractor and gain from the sale of land.

For the period from June 3, 2009 (inception) through December 31, 2013, we had other expenses, net, of $1,616,806 related to lease income, note payable interest expense related to tractor and a mortgage payable to a related party, and a loss from the sale of land and equipment.

Liquidity and Capital Resources

During the period from June 3, 2009 (inception) through December 31, 2013, we did not have any sources of revenue and incurred a net loss of $4,853,078. As of December 31, 2013, we had $678,082 available cash and a working capital of $1,918,906. The Company believes it has sufficient liquidity to meet operating requirements for the next twelve months.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us is made known to the officer who certifies our financial reports and the board of directors.

Based on his evaluation as of December 31, 2013, our principal executive and principal financial and accounting officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

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

The Company’s management, under the supervision of and with the participation of the principal executive and principal financial and accounting officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework (1992) created by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as such report is not required for non-accelerated filers.

Changes in Internal Control Over Financial Reporting

For the fiscal quarter ended December 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Paul N. Vassilakos	37	Chief Executive Officer and Director
Robert B. Hersov	53	Director
Kerry Kennedy	54	Director
Richard Y. Roberts	62	Director
Edward Hanson	38	Director

Paul N. Vassilakos has served as our Chief Executive Officer and as a member of our board of directors since November 2013. We believe Mr. Vassilakos’s extensive public company and capital markets experience, as well as his professional contacts and other business experience, make him well suited to serve on our board of directors. Mr. Vassilakos has served as the assistant treasurer of Cullen since October 2009. Mr. Vassilakos founded Petrina Advisors, Inc., a privately held advisory firm providing investment banking services, and has served as its president since its formation in July 2007. Mr. Vassilakos also founded and, since December 2006, serves as the vice president of Petrina Properties Ltd., a privately held real estate holding company. From November 2011 through February 2012, Mr. Vassilakos served as Chief Executive Officer, Chief Financial Officer and director of Soton Holdings Group, Inc., a publicly held company now known as Rio Bravo Oil, Inc. Mr. Vassilakos also previously served as interim President and Chief Executive Officer of Red Mountain Resources, Inc. from February 2011 to March 2011. From February 2002 through June 2007, Mr. Vassilakos served as vice president of Elmsford Furniture Corp., a privately held furniture retailer in the New York area. Mr. Vassilakos also currently serves on the Board of Directors of Cross Border Resources, Inc. (since April 2012) and Red Mountain Resources, Inc. (since October 2011), oil and natural gas exploration public companies. Mr. Vassilakos received a BS in finance from the Leonard N. Stern Undergraduate School of Business in 1998 and was a licensed Registered Securities Representative (Series 7 and 63) from February 1996 through February 2002.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2013, all required filings were timely made by our officers, directors and greater than ten percent beneficial owners.

Code of Ethics

In October 2009, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well any subsidiaries we may have in the future. Requests for copies of our code of ethics should be sent in writing to Cullen Agricultural Holding Corp., 1193 Seven Oaks Rd., Waynesboro, Georgia 30380.

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

Executive Compensation

Eric Watson, our former principal executive and financial officer, resigned from his positions with the Company in November 2013. Prior to his resignation, Mr. Watson had agreed that he would not receive any salary or bonus from us until we had positive earnings before interest, taxes, depreciation and amortization. Accordingly, he did not receive any compensation in the years ended December 31, 2012 or 2013.

Paul N. Vassilakos, our current principal executive and financial officer, was appointed our Chief Executive Officer in November 2013. Prior to his appointment, an affiliate of Mr. Vassilakos received a $5,000 per month fee for acting as a consultant to us. Upon his appointment, we ceased paying this fee to Mr. Vassilakos’ affiliate.

Director Compensation

Our directors received no compensation in the fiscal year ended December 31, 2013. We currently do not have a definitive compensation plan for our directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 22, 2014 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors during the period covered by this Form 10-K; and

•	all of our current officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount of Beneficial Ownership		Approximate Percentage of Outstanding Common Stock
Paul N. Vassilakos	325,000		1.7%
Kerry Kennedy(2)	60,000		*
Robert B. Hersov(3)	60,000		*
Richard Y. Roberts(4)	60,000		*
Edward Hanson(5)	60,000		*
Eric J. Watson(6)	11,206,148	(7)	57.1%
Jonathan J. Ledecky(8)	2,000,000	(9)	10.2%
All current directors and executive officers as a group (5 individuals)	565,000		2.8%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is 1193 Seven Oaks Rd., Waynesboro, Georgia 30380.

(2)	Ms. Kennedy’s business address is c/o Robert F. Kennedy Center, 1367 Connecticut Avenue N.W., Suite 200, Washington, D.C. 20036.

(3)	Mr. Hersov’s business address is NetJets Europe, Ltd., Grundstrasse 12, 6343 Rotkreuz, Switzerland.

(4)	Mr. Roberts’ business address is Roberts, Raheb & Gradler, LLC, 1200 New Hampshire Avenue N.W., Suite 300, Washington, DC 20036.

(5)	Mr. Hanson’s business address is c/o Edward Hanson, 22 Bruton Street, Third Floor, London W1J 6QE, UK.

(6)	Mr. Watson’s business address is Level 9, 68 Shortland Street, P.O. Box 91269, Auckland, New Zealand. Mr. Watson resigned from his positions as an officer and director of the Company in November 2013.

(7)	Represents shares of common stock held by Cullen Holdings, an entity controlled by Mr. Watson.

(8)	Mr. Ledecky’s business address is 970 West Broadway, PMB 402, Jackson, WY 83001.

(9)	Includes 600,000 shares of common stock held by Hat Tricks LLC, an affiliate of Mr. Ledecky.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	—	—	2,405,914
Total	—	—	2,405,914

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The holders of the majority of our founders’ shares (that is, shares held by the shareholders of Triplecrown prior to its initial public offering that became our stockholders upon consummation of the Merger) are entitled to make up to two demands that we register such shares pursuant to a registration rights agreement entered into with Triplecrown in connection with Triplecrown’s initial public offering. The holders of the majority of the founders’ shares can elect to exercise these registration rights at any time. In addition, these holders have certain “piggy-back” registration rights on registration statements filed subsequent to such date. We will bear the expenses incurred in connection with the filing of any such registration statements.

At the closing of the Merger, we issued to Cullen Holdings a promissory note in the amount of $6,853,918, representing part of the purchase price of a certain piece of land to be used by us following the Closing. This amount was originally to be paid to Cullen Holdings at Closing but sufficient funds were not available. On March 30, 2010, the parties amended the terms of the promissory note to extend the maturity date to January 20, 2011. On March 2, 2011, the parties further amended the terms of the promissory note to extend the maturity date to January 20, 2012. The promissory note accrued interest at the rate of 8% per annum. As of December 31, 2010, we had repaid Cullen Holdings $6,650,000 of the note, consisting of $6,436,998 of principal and $213,002 of interest, with $593,629 of the principal still outstanding. On April 6, 2011, Cullen Holdings loaned us an additional $100,000 and as a result, we issued an amended and restated promissory note of $693,629. We repaid the balance of the note in August 2011.

On March 1, 2011, we entered into an agreement with Hart for the lease of 120 acres of our property from January 1, 2011 through August 31, 2011. This area of land consists of 100 irrigated acres and 20 non-irrigated acres. The agreement called for Hart to pay, in advance, $117 per acre of irrigated land and $33 per acre of non-irrigated land. The Company received $12,360 for the lease of this land as of December 31, 2011.

On November 9, 2011, the Company entered into an agreement with Hart for the sale of all 342 of the Company’s cattle for $436,950. The sale closed on December 9, 2011 and the Company received $420,534 for the sale of the cattle due to certain adjustments made to pursuant to the terms of the agreement.

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

Audit Fees

During the fiscal year ended December 31, 2013 and 2012, audit fees for our independent registered public accounting firm were $42,500 and $51,500, respectively.

Audit-Related Fees

During the fiscal year ended December 31, 2013 and 2012, we incurred no audit related fees.

Tax Fees

For the years ended December 31, 2013 and 2012, the principal accountant billed $8,000 and $0, respectively, for tax compliance.

All Other Fees

During the fiscal year ended December 31, 2013 and 2012, there were no fees billed for services provided by our independent registered public accounting firm other than those set forth above.

Audit Committee Approval

Our audit committee pre-approved all the foregoing services.  In accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following Exhibits are filed as part of this report.

Exhibit No.	Description

2.1.	Agreement and Plan of Reorganization, dated as of September 4, 2009, by and among Triplecrown Acquisition Corp., Cullen Agricultural Holding Corp., Cullen Agricultural Technologies Inc., Triplecrown Merger Sub and Cullen Inc. Holdings Ltd.(1)

3.1	Amended and Restated Certificate of Incorporation of Cullen Agricultural Holding Corp.(1)

3.2	Bylaws of Cullen Agricultural Holding Corp.(1)

4.1	Specimen Common Stock Certificate of Cullen Agricultural Holding Corp.(3)

10.1	Form of Registration Rights Agreement among Triplecrown Acquisition Corp. and the Triplecrown Founders.(2)

10.2	Sales Contract with Wilbert Roller, Jr. (6)

10.3	Sales Contract with Patrick and Sherry Farrell (5)

10.4	Promissory Note dated November 18, 2013*

14.1	Form of Code of Ethics of Cullen Agricultural Holding Corp.(3)

21.1	Subsidiaries of Cullen Agricultural Holding Corp.*

31	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.3	Audit Committee Charter.(4)

99.4	Nominating Committee Charter.(4)

101	Financial statements from the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2013, formatted in XBRL: (i) Consolidated Financial Statements, (ii) Balance Sheets, (iii) Statements of Operations, (iv) Statement of Changes in Stockholders’ Equity, (v) Statement of Cash Flows and (vi) Notes to Consolidated Financial Statements, as blocks of text and in detail.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*Filed or furnished herewith.

(1)	Incorporated by reference to the Cullen Agricultural Holding Corp.’s Registration Statement on Form S-4 (File No. 333-161773) filed on September 8, 2009.

(2)	Incorporated by reference to Amendment No. 2 to Triplecrown’s Registration Statement on Form S-1 (File Nos. 333-144523 and 333-146850) filed on September 24, 2007.

(3)	Incorporated by reference to Amendment No. 1 to Cullen Agricultural Holding Corp.’s Registration Statement on Form S-4 (File No. 333-161773) filed on September 10, 2009.

(4)	Incorporated by reference to Cullen Agricultural Holding Corp.’s Current Report on Form 8-K, filed October 22, 2009.

(5)	Incorporated by reference to Cullen Agricultural Holding Corp.’s Quarterly Report on Form 10-Q, filed May 3, 2012.

(6)	Incorporated by reference to Cullen Agricultural Holding Corp.’s Annual Report on Form 10-K, filed March 14, 2013.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March 2014.

CULLEN AGRICULTURAL HOLDING CORP.

By:	/s/ Paul N. Vassilakos
Paul N. Vassilakos
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Paul N. Vassilakos	Director and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)	March 28, 2014
Paul N. Vassilakos

/s/ Robert B. Hersov	Director	March 28, 2014
Robert B. Hersov

/s/ Kerry Kennedy	Director	March 28, 2014
Kerry Kennedy

/s/ Richard Y. Roberts	Director	March 28, 2014
Richard Y. Roberts

/s/ Edward Hanson	Director	March 28, 2014
Edward Hanson

Cullen Agricultural Holding Corp. and Subsidiaries

(a development stage corporation)

CONTENTS

Page

FINANCIAL STATEMENTS

Report of independent registered public accounting firm	20

Consolidated Financial Statements:

Balance Sheets as of December 31, 2013 and December 31, 2012	21

Statement of Operations for the years ended December 31, 2013 and December 31, 2012 and the period from June 3, 2009 (inception) through December 31, 2013	22

Statement of Changes in Stockholders’ Equity for the period from June 3, 2009 (inception) through December 31, 2013	23

Statement of Cash Flows for the years ended December 31, 2013 and December 31, 2012 and the period from June 3, 2009 (inception) through December 31, 2013	24

Notes to Consolidated Financial Statements	25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Cullen Agricultural Holding Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Cullen Agricultural Holding Corp. and Subsidiaries (a development stage company) (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2013 and 2012 and for the period from June 3, 2009 (inception) through December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cullen Agricultural Holding Corp. and Subsidiaries (a development stage company), as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years ended December 31, 2013 and 2012 and for the period from June 3, 2009 (inception) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

Melville, New York

March 28, 2014

Cullen Agricultural Holding Corp. and Subsidiaries

(a development stage company)

        CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2013	December 31, 2012
CURRENT ASSETS
Cash	$678,082	$2,239,619
Receivable from related party	1,871	1,871
Prepaid expenses and other current assets	69,512	32,236
Notes receivable	1,200,000	-
Total Current Assets	1,949,465	2,273,726

OTHER ASSETS
Property and equipment, net	91,861	91,861

TOTAL ASSETS	$2,041,326	$2,365,587

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accrued expenses	$20,097	$23,965
Current portion of note payable	10,462	10,170

Total Current Liabilities	30,559	34,135

OTHER LIABILITIES
Non current portion of note payable	-	10,462

Total Other Liabilities	-	10,462

TOTAL LIABILITIES	30,559	44,597

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001; authorized 1,000,000 shares;
no shares issued and outstanding	-	-
Common stock, par value $0.0001; 200,000,000 shares authorized;
19,630,714 shares issued and outstanding	1,964	1,964
Additional paid-in capital	6,861,881	6,861,881
Deficit accumulated during the development stage	(4,853,078)	(4,542,855)

TOTAL STOCKHOLDERS’ EQUITY	2,010,767	2,320,990

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,041,326	$2,365,587

The accompanying notes are an integral part of these consolidated financial statements

      Cullen Agricultural Holding Corp. and Subsidiaries

      (a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

			For the period from
			June 3, 2009
	For the year ended	For the year ended	(inception) through
	December 31, 2013	December 31, 2012	December 31, 2013

Revenues	$--	$--	$--

General and administrative expenses	312,424	336,506	3,228,847

LOSS FROM OPERATIONS	(312,424)	(336,506)	(3,228,847)

OTHER INCOME (EXPENSE)
Interest income - notes receivable	3,945	--	3,945
Interest expense - related party	--	--	(456,135)
Interest expense - note payable	(484)	(775)	(2,979)
Legal settlement recovery	--	--	71,348
Impairment loss on property, plant and equipment	--	--	(963,172)
Gain (loss) on sale of land and equipment, net	--	212,887	(563,074)
Other income, net	--	76,000	293,261

TOTAL OTHER (EXPENSE) INCOME	3,461	288,112	(1,616,806)

LOSS BEFORE TAXES	(308,963)	(48,394)	(4,845,653)

INCOME TAXES	1,260	1,198	7,425

NET LOSS	$(310,223)	$(49,592)	$(4,853,078)

Weighted average number of common shares outstanding – basic and diluted	19,630,714	19,630,714

Basic and diluted net loss per share	$(0.02)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements

          Cullen Agricultural Holding Corp. and Subsidiaries

          (a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Period From June 3, 2009 (inception) through December 31, 2013

				Deficit accumulated
	Common Stock			during the
	Shares	Amount	Additional Paid-in Capital	development stage	Total

BALANCE - Beginning June 3, 2009 (inception)	--	$--	$--	$--	$--

Issuance of stock to initial stockholder – 100 shares at $0.0001 per share	100	--	100	--	100

Issuance of stock due to Merger – 19,247,211 shares at $0.0001 per share on October 22, 2009	19,247,211	1,925	6,061,820	--	6,063,745

Net loss for the period from June 3, 2009 (inception) through December 31, 2009	--	--	--	(612,526)	(612,526)

BALANCE - December 31, 2009	19,247,311	1,925	6,061,920	(612,526)	5,451,319

Issuance of stock at $5.95 per share	8,403	1	49,999	--	50,000

Issuance of stock at $2.00 per share	375,000	38	749,962	--	750,000

Net loss for the year ended December 31, 2010	--	--	--	(4,134,527)	(4,134,527)

BALANCE - December 31, 2010	19,630,714	1,964	6,861,881	(4,747,053)	2,116,792
Net income for year ended December 31, 2011	--	--	--	253,790	253,790

BALANCE - December 31, 2011	19,630,714	1,964	6,861,881	(4,493,263)	2,370,582
Net loss for the year ended December 31, 2012	--	--	--	(49,592)	(49,592)

BALANCE - December 31, 2012	19,630,714	1,964	6,861,881	(4,542,855)	2,320,990
Net loss for the year ended December 31, 2013	--	--	--	(310,223)	(310,223)

BALANCE - December 31, 2013	19,630,714	$1,964	$6,861,881	$(4,853,078)	$2,010,767

The accompanying notes are an integral part of these consolidated financial statements

Cullen Agricultural Holding Corp. and Subsidiaries

            (a development stage company)

CONSOLIDATED STATEMENT OF CASH FLOWS

			For the period from
			June 3, 2009
	For the years ended		(inception) through
	December 31, 2013	December 31, 2012	December 31, 2013
Cash Flows from Operating Activities
Net loss	$(310,223)	$(49,592)	$(4,853,078)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on sale of property and equipment	-	(212,887)	563,074
Depreciation and amortization	-	27,212	110,045
Impairment loss on property, plant and equipment	-	-	963,172
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(37,276)	1,109	(69,512)
Federal tax receivable	-	-	1,349,969
Federal withholding tax payable	-	(27,943)	-
Accrued expenses	(3,868)	(6,546)	204,984
NET CASH USED IN OPERATING ACTIVITIES	(351,367)	(268,647)	(1,731,346)

Cash Flows from Investing Activities
Purchases of property and equipment	-	-	(841,849)
Proceeds from sale of property and equipment	-	1,468,626	7,714,299
Issuance of notes receivable	(1,200,000)	-	(1,200,000)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(1,200,000)	1,468,626	5,672,450

Cash Flows from Financing Activities
Repayment of mortgage payable to related party	-	-	(7,130,627)
Proceeds from issuance of mortgage payable to related party	-	-	100,000
Repayment to affiliates	-	(6,539)	(329,060)
Advances from affiliates	-	27,943	318,568
Repayments of note payable	(10,170)	(9,883)	(29,658)
Cash acquired in reverse merger	-	-	3,057,755
Proceeds from issuance of common stock	-	-	750,000
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(10,170)	11,521	(3,263,022)
NET (DECREASE) INCREASE IN CASH	(1,561,537)	1,211,500	678,082

CASH - Beginning	2,239,619	1,028,119	-
CASH - Ending	$678,082	$2,239,619	$678,082

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$668	$957	$458,190
Taxes	$1,260	$1,260	$3,770
Non-cash investing and financing activities:
Acquisition of property, plant and equipment through issuance of debt	$-	$-	$40,120
Issuance of common stock to settle accrued expenses	$-	$-	$50,000
Conversion of interest payable into mortgage payable to related party	$-	$-	$176,709
On October 22, 2009, the Company completed its reverse merger and recapitalization by acquiring certain assets and assuming certain liabilities:
Tax refund receivable	$-	$-	$1,349,969
Land and land improvements	-	-	8,560,482
Loan payable	-	-	(6,853,918)
Accrued expenses	-	-	(41,822)
Due to affiliates	-	-	(8,621)
Issuance of stock	-	-	(1,925)
Net non-cash recapitalization	$-	$-	$3,004,165

The accompanying notes are an integral part of these consolidated financial statements

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES

(a development stage company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization, Business Operations and Significant Accounting Policies

Basis of Presentation and Management’s Plans

Cullen Agricultural Holding Corp. (the “Company”, “we”, “us” or “our”) was incorporated in Delaware on August 27, 2009. We are a development stage company. Our principal focus was to use our intellectual property in forage and animal sciences to improve agricultural yields. To date, we have not generated any revenue and will not do so until we have sufficient funds to implement our business plan. Our current plan is to seek, investigate, and if such investigation warrants, acquire one or more operating businesses desiring the perceived advantages of a publicly held corporation. We will not restrict our search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature.

We were formed as a wholly-owned subsidiary of Triplecrown Acquisition Corp. (“Triplecrown”), a blank check company. CAT Merger Sub, Inc. (“Merger Sub”), a Georgia corporation, was incorporated as our wholly-owned subsidiary on August 31, 2009. We were formed in order to allow Triplecrown to complete a business combination (the “Merger”) with Cullen Agricultural Technologies, Inc. (“Cullen Agritech”), as contemplated by the Agreement and Plan of Reorganization (the “Merger Agreement”), dated as of September 4, 2009, as amended, among Triplecrown, the Company, Merger Sub, Cullen Agritech and Cullen Inc. Holdings Ltd. (“Cullen Holdings”). Cullen Agritech was formed on June 3, 2009. Cullen Agritech’s primary operations are conducted through Natural Dairy Inc., a wholly owned subsidiary of Cullen Agritech. Cullen Holdings is an entity controlled by Eric J. Watson, our former Chief Executive Officer, Secretary, Chairman of the Board and Treasurer and, prior to the Merger, was the holder of all of the outstanding common stock of Cullen Agritech.

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

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES

(a development stage company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization, Business Operations and Significant Accounting Policies, continued

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash balances that may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation limits. The Company maintains its cash deposits with major financial institutions.

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

Income (Loss) Per Share

The Company follows the provisions of FASB ASC 260, “Earnings Per Share” (“ASC 260”). In accordance with ASC 260, earnings per common share amounts (“Basic EPS”) are computed by dividing earnings by the weighted average number of common shares outstanding for the period. Earnings per common share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive options, warrants, and other potential common stock outstanding during the period. ASC 260 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. The effect of the Merger has been given retroactive application in the EPS calculation. At December 31, 2012, there were 74,000,000 warrants outstanding, that were not included in the calculation of diluted EPS because the effects of these securities would have been anti-dilutive.

Basic earnings per share is calculated using the average number of common shares outstanding and diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding warrants using the “treasury stock method.”

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax basis of the Company’s assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. The Company evaluates the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management’s opinion, adequate provisions for income taxes have been made. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

The Company has identified its federal tax return and its state tax return in Georgia as “major” tax jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. The evaluation was performed for tax years 2009 through 2013 which are open for tax authority review. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position or results of operations.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES

(a development stage company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization, Business Operations and Significant Accounting Policies, continued

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of income tax expense.  There were no amounts accrued for penalties and interest for years ended December 31, 2013 and December 31, 2012 or the period from June 3, 2009 (inception) through December 31, 2013.  The Company does not expect its uncertain tax position to change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recently Issued and Adopted Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the consolidated financial statements.

Note 2 – Property and Equipment

At December 31, 2013 and December 31, 2012, property and equipment consisted of the following:

	December 31, 2013	December 31, 2012
Machinery and equipment	$154,229	$154,229
Website	3,328	3,328
	157,557	157,557
Less: Accumulated depreciation and amortization	65,696	65,696
Property and equipment, net	$91,861	$91,861

Depreciation and amortization expense was $0, $27,212 and $110,045 for the year ended December 31, 2013 and 2012 and for the period from June 3, 2009 (inception) through December 31, 2013 and, respectively.

All assets were taken out of service on December 31, 2012 and as a result the Company has not recorded depreciation expense related to these assets.

Note 3.  Receivable from Related Party

As of December 31, 2013 and 2012, $1,871 was due from Hart, an affiliate of one of the Company’s former directors.

Note 4.  Note Receivable

On November 19, 2013, the Company provided a loan in the amount of $600,000 to an operating company (the “Borrower”) with which the Company has been engaged in discussions regarding a potential acquisition. On December 5, 2013, the Company provided a second loan to Borrower in the amount of $600,000. Pursuant to the terms of the respective promissory notes, the loans bear interest at a rate of 6% per annum and mature on August 31, 2014. The Borrower has granted the Company a security interest in all of Borrower’s accounts receivable and inventory. During 2013, the Company recorded interest income of $3,945 related to these notes.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES

(a development stage company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Other Income

On March 5, 2012, the Company entered into a Sales Contract (“Agreement”) with Patrick and Sherry Farrell (collectively, the “Farrells”) to sell to the Farrells approximately 1,035 acres of land for approximately $1,524,000. On May 15, 2012, the closing of the sale took place and the Company recognized a gain of $212,887 which was included in other income (expense), net, in the consolidated statements of operations. In conjunction with the Agreement, the Company entered into a lease agreement with Farrell to lease the 1,035 acres through the closing date which the Company recognized as rental income during the year ended December 31, 2012 which is included in other income, net, in the consolidated statements of operations.

Note 6.  Note Payable

On May 15, 2010 the Company entered into a note payable to a financial institution due May 15, 2014, payable in annual installments of $10,768, which includes interest of 2.9% per annum. The note payable is secured by certain farming equipment. At December 31, 2013 and 2012, the outstanding principal balance was $10,462 and $20,632, respectively. At December 31, 2013, principal payments due in 2014 amounted to $10,462.

Note 7.   Stockholders’ Equity

At December 31, 2012, warrants to purchase 74,000,000 shares of the Company’s common stock were outstanding. These warrants had an exercise strike price of $12.00 per share and expired on October 22, 2013.

Note 8 – 2009 Long-Term Incentive Equity Plan

The Company’s 2009 Long-Term Incentive Equity Plan (the “Plan”) permits the granting of stock options, stock appreciation rights, restricted stock and other stock based awards to officers, employees, directors and consultants of the Company for up to 2,405,914 shares.    Option awards are granted with an exercise price equal to the market price on the date of grant and they generally vest over a three year period and expire between 5 and 10 years from the date of issuance.  Stock appreciation rights may be awarded in tandem with an option and shall no longer be exercisable upon termination or the exercise of the related option.  The term of the stock appreciation right is determined by the Plan’s committee.  Restricted stock and other stock based awards are awarded at the discretion of the Plan’s committee.  As of December 31, 2013 and 2012 and for the period from June 3, 2009 (inception) through December 31, 2013, there have been no awards granted under this Plan.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES

(a development stage company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Income Taxes

The components of the income tax provision (benefit) are as follows:

	For the year ended December 31, 2013	For the year ended December 31, 2012	For the period from June 3, 2009 (inception) through December 31, 2013
Current
Federal	$-	$-	$-
State	1,260	1,198	7,425
Total current	1,260	1,198	7,425

Deferred
Federal	(114,855)	(11,192)	(1,652,544)
State	(13,376)	(1,303)	(192,470)
	(128,231)	(12,495)	(1,845,014)
Change in valuation allowance	128,231	12,495	1,845,014
Total deferred	-	-	-
Income tax expense	$1,260	$1,198	$7,425

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	For the year ended December 31, 2013	For the year ended December 31, 2012
Deferred tax assets:
Impairment loss	$-	$365,620
Net operating loss carry forwards	1,845,015	1,390,724
Total deferred tax assets	1,845,015	1,756,344
Deferred tax liabilities:
Depreciation and amortization	-	(39,560)
Total deferred tax liability	-	(39,560)
Valuation allowance	(1,845,015)	(1,716,784)
Net deferred tax asset	$-	$-

 As of December 31, 2013 the Company has an estimated net operating loss carry forward (“NOLs”) of $4,886,567 which begins to expire starting in 2029.  The Company has determined that the deferred tax asset has no value at this time, as the Company does not believe it will utilize these losses in the future, and accordingly has recorded a valuation allowance of 100% of the deferred tax asset.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES

(a development stage company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Income Taxes, continued

For the year ended December 31, 2013, the valuation allowance has increased by $128,231.

A reconciliation of the provision for income taxes with the amounts computed by applying the statutory Federal income tax to income from continuing operations before provision for income taxes is as follows:

	For the year Ended December 31, 2013	For the year Ended December 31, 2012	For the Period from June 3, 2009 (inception) through December 31, 2013
Tax provision at statutory	34%	34%	34%
State and local taxes (net of federal benefit)	4%	4%	4%
Change in valuation allowance and non-deductible items	(38)%	(38)%	(38)%
Effective tax rate	0%	0%	0%

Note 10.  Subsequent Events

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

