Form 10-Q
period 2014-03-31
Cullen Agricultural Holding Corp
filed 2014-05-14
CIK 1471256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

☐	Transition report under Section 13 or 15(d) of the Exchange Act of 1934

For the transition period from _____________ to _____________

Commission File Number 000-53806

Cullen Agricultural Holding Corp.

(Exact Name of Issuer as Specified in Its Charter)

Delaware	27-0863248
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1193 Seven Oaks Rd., Waynesboro, GA 30830
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

As of May 14, 2014, 19,630,714 shares of common stock, par value $.0001 per share, were issued and outstanding.

CULLEN AGRICULTURAL HOLDING CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2014

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013	1
Condensed Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2014 and 2013 and for the period from June 3, 2009 (inception) through March 31, 2014	2
Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited) for the period from June 3, 2009 (inception) through March 31, 2014	3
Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2014 and 2013 and for the period from June 3, 2009 (inception) through March 31, 2014	4
Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 4. Controls and Procedures	10
Part II. Other Information
Item 1. Legal Proceedings	11
Item 6. Exhibits	11
Signatures	12

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

The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in this Quarterly Report in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2014 in the section entitled "Risk Factors." Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I.

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Cullen Agricultural Holding Corp. and Subsidiaries
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014
	(Unaudited)	December 31, 2013

ASSETS

CURRENT ASSETS
Cash	$657,858	$678,082
Receivable from related party	1,871	1,871
Prepaid expenses and other current assets	48,935	69,512
Notes receivable	1,200,000	1,200,000

Total Current Assets	1,908,664	1,949,465

OTHER ASSETS
Property and equipment, net	91,861	91,861

TOTAL ASSETS	$2,000,525	$2,041,326

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses	$45,045	$20,097
Current portion of note payable	10,462	10,462

TOTAL LIABILITIES	55,507	30,559

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.0001; authorized 1,000,000 shares; no shares issued and outstanding	-	-
Common stock, par value $0.0001; 200,000,000 shares authorized; 19,630,714 shares issued and outstanding	1,964	1,964
Additional paid-in capital	6,861,881	6,861,881
Deficit accumulated during the development stage	(4,918,827)	(4,853,078)

TOTAL STOCKHOLDERS' EQUITY	1,945,018	2,010,767

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,000,525	$2,041,326

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cullen Agricultural Holding Corp. and Subsidiaries
(a development stage company)
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

			For the period from
	For the Three	For the Three	June 3, 2009
	months ended	months ended	(inception) through
	March 31, 2014	March 31, 2013	March 31, 2014

Revenues	$—	$—	$—

General and administrative expenses	85,117	74,630	3,313,964

LOSS FROM OPERATIONS	(85,117)	(74,630)	(3,313,964)

OTHER INCOME (EXPENSE)
Interest income - notes receivable	20,713	—	24,658
Interest expense - related party	—	—	(456,135)
Interest expense - note payable	(75)	(147)	(3,054)
Legal settlement recovery	—	—	71,348
Impairment loss on property, plant and equipment	—	—	(963,172)
Loss on sale of land and equipment, net	—	—	(563,074)
Other income, net	—	—	293,261

TOTAL OTHER INCOME (EXPENSE)	20,638	(147)	(1,596,168)

LOSS BEFORE INCOME TAXES	(64,479)	(74,777)	(4,910,132)

INCOME TAXES	1,270	330	8,695

NET LOSS	$(65,749)	$(75,107)	$(4,918,827)

Weighted average number of common shares outstanding – basic and diluted	19,630,714	19,630,714

Basic and diluted net loss per share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cullen Agricultural Holding Corp. and Subsidiaries
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Period From June 3, 2009 (inception) through March 31, 2014

				Deficit accumulated
	Common Stock		Additional	during the
	Shares	Amount	Paid-in Capital	development stage	Total

BALANCE - Beginning June 3, 2009 (inception)	—	$—	$—	$—	$—
Issuance of stock to initial stockholder – 100 shares at $0.0001 per share	100	—	100	—	100
Issuance of stock due to Merger – 19,247,211 shares at $0.0001 per share on October 22, 2009	19,247,211	1,925	6,061,820	—	6,063,745
Net loss for the period from June 3, 2009 (inception) through December 31, 2009	—	—	—	(612,526)	(612,526)
BALANCE - December 31, 2009	19,247,311	1,925	6,061,920	(612,526)	5,451,319
Issuance of stock at $5.95 per share	8,403	1	49,999	—	50,000
Issuance of stock at $2.00 per share	375,000	38	749,962	—	750,000
Net loss for the year ended December 31, 2010	—	—	—	(4,134,527)	(4,134,527)
BALANCE - December 31, 2010	19,630,714	1,964	6,861,881	(4,747,053)	2,116,792
Net income for year ended December 31, 2011	—	—	—	253,790	253,790
BALANCE - December 31, 2011	19,630,714	1,964	6,861,881	(4,493,263)	2,370,582
Net loss for the year ended December 31, 2012	—	—	—	(49,592)	(49,592)
BALANCE - December 31, 2012	19,630,714	1,964	6,861,881	(4,542,855)	2,320,990
Net loss for the year ended December 31, 2013	—	—	—	(310,223)	(310,223)
BALANCE - December 31, 2013	19,630,714	1,964	6,861,881	(4,853,078)	2,010,767
Net loss for the three months ended March 31, 2014	—	—	—	(65,749)	(65,749)
BALANCE - March 31, 2014 (Unaudited)	19,630,714	$1,964	$6,861,881	$(4,918,827)	$1,945,018

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Cullen Agricultural Holding Corp. and Subsidiaries
(a development stage company)
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2014	For the Three Months Ended March 31, 2013	For the period from June 3, 2009 (inception) through March 31, 2014
Cash Flows from Operating Activities
Net loss	$(65,749)	$(75,107)	$(4,918,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on sale of property and equipment	-	-	563,074
Depreciation and amortization	-	-	110,045
Impairment loss on property, plant and equipment	-	-	963,172
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	20,577	8,528	(48,935)
Federal tax receivable	-	-	1,349,969
Accrued expenses	24,948	9,116	229,932
NET CASH USED IN OPERATING ACTIVITIES	(20,224)	(57,463)	(1,751,570)

Cash Flows from Investing Activities
Purchases of property and equipment	-	-	(841,849)
Proceeds from sale of property and equipment	-	-	7,714,299
Issuance of notes receivable	-	-	(1,200,000)
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-	5,672,450

Cash Flows from Financing Activities
Repayment of mortgage payable to related party	-	-	(7,130,627)
Proceeds from issuance of mortgage payable to related party	-	-	100,000
Repayment to affiliates	-	-	(329,060)
Advances from affiliates	-	-	318,568
Repayments of note payable	-	-	(29,658)
Cash acquired in reverse merger	-	-	3,057,755
Proceeds from issuance of common stock	-	-	750,000
NET CASH USED IN FINANCING ACTIVITIES	-	-	(3,263,022)
NET (DECREASE) INCREASE IN CASH	(20,224)	(57,463)	657,858

CASH - Beginning	678,082	2,239,619	-
CASH - Ending	$657,858	$2,182,156	$657,858

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$458,190
Taxes	$-	$-	$3,770
Non-cash investing and financing activities:
Acquisition of property, plant and equipment through issuance of debt	$-	$-	$40,120
Issuance of common stock to settle accrued expenses	$-	$-	$50,000
Conversion of interest payable into mortgage payable to related party	$-	$-	$176,709
On October 22, 2009, the Company completed its reverse merger and recapitalization by acquiring certain assets and assuming certain liabilities:
Tax refund receivable	$-	$-	$1,349,969
Land and land improvements	-	-	8,560,482
Loan payable	-	-	(6,853,918)
Accrued expenses	-	-	(41,822)
Due to affiliates	-	-	(8,621)
Issuance of stock	-	-	(1,925)
Net non-cash recapitalization	$-	$-	$3,004,165

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES

(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Organization, Business Operations and Significant Accounting Policies

Organization and Nature of Operations

Cullen Agricultural Holding Corp.’s (the “Company”, “we”, “us” or “our”) accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete condensed consolidated interim financial statements. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. In addition, the December 31, 2013 balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated interim financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.

We are a development stage company and to date have not generated any revenue. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes there to for the fiscal year ended December 31, 2013 filed on March 28, 2014. The accounting policies used in preparing these unaudited condensed consolidated interim financial statements are consistent with those described in the December 31, 2013 audited consolidated financial statements.

Basis of Presentation

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

We were formed as a wholly-owned subsidiary of Triplecrown Acquisition Corp. (“Triplecrown”), a blank check company. CAT Merger Sub, Inc. (“Merger Sub”), a Georgia corporation, was incorporated as our wholly-owned subsidiary on August 31, 2009. We were formed in order to allow Triplecrown to complete a business combination (the “Merger”) with Cullen Agricultural Technologies, Inc. (“Cullen Agritech”), as contemplated by the Agreement and Plan of Reorganization (the “Merger Agreement”), dated as of September 4, 2009, as amended, among Triplecrown, the Company, Merger Sub, Cullen Agritech and Cullen Inc. Holdings Ltd. (“Cullen Holdings”). Cullen Agritech was formed on June 3, 2009. Cullen Agritech’s primary operations were conducted through Natural Dairy Inc., a wholly owned subsidiary of Cullen Agritech. Cullen Holdings is an entity controlled by Eric J. Watson, our former Chief Executive Officer, Secretary, Chairman of the Board and Treasurer and, prior to the Merger, was the holder of all of the outstanding common stock of Cullen Agritech.

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

(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization, Business Operations and Significant Accounting Policies, continued

Principles of Consolidation

The consolidated interim financial statements include the accounts of the Company and its wholly owned subsidiary, Cullen Agritech, including its wholly owned subsidiary, Natural Dairy. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated interim financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Income (Loss) Per Share

The Company follows the provisions of FASB ASC 260, “Earnings Per Share” (“ASC 260”). In accordance with ASC 260, earnings per common share amounts (“Basic EPS”) are computed by dividing earnings by the weighted average number of common shares outstanding for the period. Earnings per common share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive options, warrants, and other potential common stock outstanding during the period. ASC 260 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. At March 31, 2013, there were 74,000,000 warrants outstanding that were not included in the calculation of diluted EPS because the effects of these securities would have been anti-dilutive. These warrants expired on October 22, 2013.

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

The Company has identified its federal tax return and its state tax return in Georgia as "major" tax jurisdictions. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's consolidated interim financial statements. The evaluation was performed for tax years of 2009 through 2013 which are open for tax authority review. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position or results of operations.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES

(a development stage company)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization, Business Operations and Significant Accounting Policies, continued

Income Taxes, continued

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of income tax expense.  There were no amounts accrued for penalties and interest for the three months ended March 31, 2014 and 2013 or the period from June 3, 2009 (inception) through March 31, 2014.  The Company does not expect its uncertain tax position to change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

As of March 31, 2014, the Company has an estimated net operating loss carry forward (“NOL”) of $4,951,046 which begins to expire starting in 2029. The Company has determined that the deferred tax asset has no value at this time, as the Company does not believe it will utilize these losses in the future, and accordingly has recorded a valuation allowance of 100% of the deferred tax asset.

Recently Issued and Adopted Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the consolidated interim financial statements.

Note 2 – Property and Equipment

At March 31, 2014 and December 31, 2013, property and equipment consisted of the following:

	March 31, 2014	December 31, 2013
Machinery and equipment	$154,229	$154,229
Website	3,328	3,328
	157,557	157,557
Less: Accumulated depreciation and amortization	65,696	65,696
Property and equipment, net	$91,861	$91,861

Depreciation and amortization expense was $0 for the three months ended March 31, 2014 and three months ended March 2013. Depreciation and amortization expense was $110,045 for the period from June 3, 2009 (inception) through March 31, 2014.

All assets were taken out of service on December 31, 2012 and as a result the Company has not recorded depreciation expense related to these assets.

Note 3.  Receivable from Related Party

As of March 31, 2014 and December 31, 2013, $1,871 was due from Hart Acquisitions, LLC (“Hart”), an affiliate of one of the Company’s former directors. During the three months ended March 31, 2014 and 2013, Hart incurred no costs related to the operations of Cullen Agritech and Natural Dairy.

Note 4.  Note Receivable

On November 19, 2013, the Company provided a loan in the amount of $600,000 to an operating company (the “Borrower”) with which the Company has been engaged in discussions regarding a potential acquisition. On December 5, 2013, the Company provided a second loan to the Borrower in the amount of $600,000. Pursuant to the terms of the respective promissory notes, the loans bear interest at a rate of 6% per annum and mature on August 31, 2014. During the three months ended March 31, 2014, the Company recorded interest income of $20,713 related to these notes. On April 1, 2014, the Company provided a third loan in the amount of $300,000 to the Borrower, bearing interest at a rate of 6% per annum and maturing on August 31, 2014. The Borrower has granted the Company a security interest in all of Borrower’s accounts receivable and inventory.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES

(a development stage company)

(Unaudited)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Note Payable

On May 15, 2010 the Company entered into a note payable to a financial institution due May 15, 2014, payable in annual installments of $10,768, which includes interest of 2.9% per annum. The note payable is secured by certain farming equipment. At March 31, 2014 and December 31, 2013, the outstanding principal balance was $10,462.

Note 6.  Subsequent Events

The Company evaluates events that occurred after the balance sheet date but before the consolidated interim financial statements are issued. Except as disclosed in Note 4, the Company did not identify any other recognized or non recognized subsequent events that would have required additional adjustment or disclosure in the consolidated financial statements through the date the consolidated financial statements were available to be issued.

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

Strategic Alternatives

We are seeking strategic opportunities in all industries and regions in an effort to maximize shareholder value. To this end, the Company has in the past had, and may in the future have, discussions with potential merger candidates wishing to become publicly traded. There is no assurance that the Company will be successful in any of such efforts.

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

Results of Operations

For the three months ended March 31, 2014, we had a net loss of $65,749. We did not generate any revenues during this period and we are a development stage company. Our operating expenses of $85,117 for the three months ended March 31, 2014 consisted primarily of legal, accounting and consulting fees and other general corporate and administrative expenses of $6,193, $58,139, $4,156 and $16,629, respectively.

For the three months ended March 31, 2013, we had a net loss of $75,107. Our expenses of $74,630 for three months ended March 31, 2013 consisted primarily of legal, accounting and consulting fees, payroll and employee related expenses, and other general corporate and administrative expenses of $2,045, $48,521, $7,914, and $16,150, respectively.

For the period from June 3, 2009 (inception) through March 31, 2014, we had a net loss of $4,918,827. We did not generate any revenues during this period and are a development stage company. Our operating expenses of $3,313,964 for the period from June 3, 2009 (inception) through March 31, 2014 consisted primarily of legal, accounting and consulting fees of $1,148,210 as well as employee and general consulting expenses of $615,771 and other general corporate and administrative expenses of $1,549,983.

For the three months ended March 31, 2014, we had other income, net, of $20,638 related to interest income on notes receivable and note payable interest expense related to a tractor. We incurred interest expense related to equipment financing of $147 during the three months ended March 31, 2013.

For the period from June 3, 2009 (inception) through March 31, 2014, we had other expenses, net, of $1,596,168 related to lease income, note payable interest expense related to tractor and a mortgage payable to a related party, and a loss from the sale of land and equipment.

Liquidity and Capital Resources

During the period from June 3, 2009 (inception) through March 31, 2014, we did not have any sources of revenue and incurred a net loss of $4,918,827. As of March 31, 2014, we had $657,858 of cash and working capital of $1,853,157. The Company believes that it has sufficient liquidity to meet its operating requirements for the next twelve months.

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

Critical Accounting Policies

Our significant accounting policies are described in Note 1 to the condensed consolidated financial statements. However certain accounting policies are particularly important to the portrayal of financial position and results of operations and require the application of significant judgments by management. In applying those policies, management used its judgment to determine the appropriate assumptions to be used in determination of certain estimates. Our accounting policy will be to use estimates based on terms of existing contracts, observance of trends in the industry and information available from outside sources, as appropriate.

See Recently Issued and Adopted Accounting Pronouncements in Note 1 to the condensed consolidated financial statements in Item 1. Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the consolidated financial statements.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file with the SEC is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer (our principal executive and principal financial and accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014.

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2014.

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

ITEM 6.	EXHIBITS

(a)	Exhibits:

31	Section 302 Certification by CEO

32	Section 906 Certification by CEO

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2014

CULLEN AGRICULTURAL HOLDING CORP.

/s/ Paul N. Vassilakos
Paul N. Vassilakos
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

