Form 10-Q
period 2014-09-30
Cullen Agricultural Holding Corp
filed 2014-11-07
CIK 1471256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

As of November 7, 2014, 19,630,714 shares of common stock, par value $.0001 per share, were issued and outstanding.

CULLEN AGRICULTURAL HOLDING CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014

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

PART I.

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Cullen Agricultural Holding Corp. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014
	(Unaudited)	December 31, 2013
ASSETS
CURRENT ASSETS
Cash	$213,512	$678,082
Receivable	1,871	1,871
Prepaid expenses and other current assets	73,461	69,512
Notes receivable	1,500,000	1,200,000
Total Current Assets	1,788,844	1,949,465

OTHER ASSETS
Property and equipment, net	91,861	91,861

TOTAL ASSETS	$1,880,705	$2,041,326

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses	$18,720	$20,097
Current portion of note payable	-	10,462

TOTAL LIABILITIES	18,720	30,559

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.0001; authorized 1,000,000 shares; no shares issued and outstanding	-	-
Common stock, par value $0.0001; 200,000,000 shares authorized; 19,630,714 shares issued and outstanding	1,964	1,964
Additional paid-in capital	6,861,881	6,861,881
Accumulated deficit	(5,001,860)	(4,853,078)

TOTAL STOCKHOLDERS' EQUITY	1,861,985	2,010,767

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,880,705	$2,041,326

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Cullen Agricultural Holding Corp. and Subsidiaries
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three	For the Three	For the Nine	For the Nine
	months ended	months ended	months ended	months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Revenues	$—	$—	$—	$—

General and administrative expenses	58,783	62,318	213,165	199,747

LOSS FROM OPERATIONS	(58,783)	(62,318)	(213,165)	(199,747)

OTHER INCOME (EXPENSE)
Interest income - notes receivable	22,685	—	65,837	—
Interest expense - note payable	—	(76)	(184)	(405)

TOTAL OTHER INCOME (EXPENSE)	22,685	(76)	65,653	(405)

LOSS BEFORE INCOME TAXES	(36,098)	(62,394)	(147,512)	(200,152)

INCOME TAXES	—	313	1,270	953

NET LOSS	$(36,098)	$(62,707)	$(148,782)	$(201,105)

Weighted average number of common shares outstanding – basic and diluted	19,630,714	19,630,714	19,630,714	19,630,714

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Cullen Agricultural Holding Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Nine Months Ended September 30, 2014

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

BALANCE - January 1, 2014	19,630,714	$1,964	$6,861,881	$(4,853,078)	$2,010,767
Net loss for the nine months ended September 30, 2014	—	—	—	(148,782)	(148,782)

BALANCE - September 30, 2014 (Unaudited)	19,630,714	$1,964	$6,861,881	$(5,001,860)	$1,861,985

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Cullen Agricultural Holding Corp. and Subsidiaries
(Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2014	For the Nine Months Ended September 30, 2013
Cash Flows from Operating Activities
Net loss	$(148,782)	$(201,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,949)	28,401
Accrued expenses	(1,377)	9,753
NET CASH USED IN OPERATING ACTIVITIES	(154,108)	(162,951)

Cash Flows used in Investing Activities
Issuance of notes receivable	(300,000)	-
NET CASH USED IN INVESTING ACTIVITIES	(300,000)	-

Cash Flows from Financing Activities
Repayment of note payable	(10,462)	(10,170)
NET CASH USED IN FINANCING ACTIVITIES	(10,462)	(10,170)
NET DECREASE IN CASH	(464,570)	(173,121)

CASH - Beginning	678,082	2,239,619
CASH - Ending	$213,512	$2,066,498

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$184	$668

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES

(Unaudited)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

Note 1.    Organization, Business Operations and Significant Accounting Policies

Organization and Nature of Operations

Cullen Agricultural Holding Corp.’s (the “Company”, “we”, “us” or “our”) accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete condensed consolidated interim financial statements. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. In addition, the December 31, 2013 balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated interim financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.

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

Basis of Presentation

The Company was incorporated in Delaware on August 27, 2009. Our principal focus was to use our intellectual property in forage and animal sciences to improve agricultural yields. To date, we have not generated any revenue and will not do so until we have sufficient funds to implement our business plan. Our current plan is to seek, investigate, and if such investigation warrants, acquire one or more operating businesses desiring the perceived advantages of a publicly held corporation. We will not restrict our search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature. Through September 30, 2014, the Company has provided loans aggregating $1,500,000 to an operating company that the Company has been engaged in discussions regarding a potential acquisition. The Company has not entered into a merger agreement with this operating company and there is no assurance that such a merger will occur. The Company continues to evaluate potential business opportunities. The Company’s activities are subject to significant risks and uncertainties, including the risk that the Company will not be able to merge with a suitable operating business or that such operating business, once acquired, will not perform as expected.

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

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES

(Unaudited)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization, Business Operations and Significant Accounting Policies, continued

Income (Loss) Per Share

The Company follows the provisions of FASB ASC 260, “Earnings Per Share” (“ASC 260”). In accordance with ASC 260, earnings per common share amounts (“Basic EPS”) are computed by dividing earnings by the weighted average number of common shares outstanding for the period. Earnings per common share amounts, assuming dilution (“Diluted EPS”), gives effect to dilutive options, warrants, and other potential common stock outstanding during the period. ASC 260 requires the presentation of both Basic EPS and Diluted EPS on the face of the statements of operations. At September 30, 2013, there were 74,000,000 warrants outstanding that were not included in the calculation of diluted EPS because the effects of these securities would have been anti-dilutive. These warrants expired on October 22, 2013.

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

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of income tax expense. There were no amounts accrued for penalties and interest for the three and nine months ended September 30, 2014 and 2013. The Company does not expect its uncertain tax position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

As of September 30, 2014, the Company has an estimated net operating loss carry forward (“NOL”) of approximately $5,035,000 which begins to expire starting in 2029. The Company has determined that the deferred tax asset has no value at this time, as the Company does not believe it will utilize these losses in the future, and accordingly has recorded a valuation allowance of 100% of the deferred tax asset.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES

(Unaudited)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization, Business Operations and Significant Accounting Policies, continued

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation." This ASU removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the ASU eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and stockholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. This ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The Company elected to early adopt this ASU effective with the Quarterly Report on Form 10-Q for the period ended June 30, 2014 and its adoption resulted in the removal of previously required development stage disclosures.

Note 2.  Property and Equipment

At September 30, 2014 and December 31, 2013, property and equipment consisted of the following:

	September 30, 2014	December 31, 2013
Machinery and equipment	$154,229	$154,229
Website	3,328	3,328
	157,557	157,557
Less: Accumulated depreciation and amortization	65,696	65,696
Property and equipment, net	$91,861	$91,861

All assets were taken out of service on December 31, 2012 and as a result since December 31, 2012, the Company has not recorded depreciation expense related to these assets.

Note 3.  Receivable

As of September 30, 2014 and December 31, 2013, $1,871 was due from Hart Acquisitions, LLC (“Hart”), a former related party.

Note 4.  Note Receivable

On November 19, 2013, the Company provided a loan in the amount of $600,000 to an operating company (the “Borrower”) with which the Company has been engaged in discussions regarding a potential acquisition. On December 5, 2013, the Company provided a second loan to the Borrower in the amount of $600,000. On April 1, 2014, the Company provided a third loan in the amount of $300,000 to the Borrower. Pursuant to the terms of the respective promissory notes, the loans bear interest at a rate of 6% per annum. On November 7, 2014, the Company and the Borrower entered into an amendment to the promissory notes evidencing the loans described above to extend the maturity date of the promissory notes to March 15, 2015. During the three and nine months ended September 30, 2014, the Company recorded interest income of $22,865 and $65,837, respectively, related to these notes. As of September 30, 2014, accrued interest related to these loans was $69,781 which is included in prepaid expenses and other current assets, on the accompanying condensed consolidated balance sheets. The Borrower has granted the Company a security interest in certain of the Borrower’s accounts receivable and inventory.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES

(Unaudited)

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Note Payable

On May 15, 2010 the Company entered into a note payable to a financial institution due May 15, 2014, payable in annual installments of $10,768, which included interest of 2.9% per annum. The note payable has matured and at September 30, 2014 and December 31, 2013, the outstanding principal balance was $0 and $10,462.

Note 6.  Subsequent Events

Other than as disclosed in Note 4. Note Receivable, the Company evaluates events that occurred after the balance sheet date but before the consolidated interim financial statements are issued. The Company did not identify any recognized or non recognized subsequent events that would have required additional adjustment or disclosure in the consolidated financial statements through the date the consolidated financial statements were available to be issued.

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

Results of Operations and Financial Condition

Since October 22, 2009, our activities have been primarily focused on raising capital to fund our business plan and the sale of land to meet our working capital requirements and repay our outstanding debt. As of September 30, 2014, all of our outstanding debt has been repaid. Our current plan is to seek, investigate, and if such investigation warrants, acquire one or more operating businesses desiring the perceived advantages of a publicly held corporation. Prior to October 22, 2009 we and our wholly-owned subsidiary were “shell companies” and conducted no business operations and did not own or lease any real estate or other property. Our activities during this time were limited to our organization, the preparation and filing with the SEC of a Registration Statement on Form S-4 and other matters related to the Merger. To date, we have not generated any revenue.

Results of Operations

For the three months ended September 30, 2014, we had a net loss of $36,098. Our general and administrative expenses of $58,783 for three months ended September 30, 2014 consisted primarily of legal, accounting and consulting fees, payroll and employee related expenses, and other general corporate and administrative expenses of $7,611, $30,259, ($588), and $21,501, respectively.

For the three months ended September 30, 2013, we had a net loss of $62,707. Our general and administrative expenses of $62,318 for three months ended June 30, 2013 consisted primarily of legal, accounting and consulting fees, payroll and employee related expenses, and other general corporate and administrative expenses of $5,713, $19,324, $17,622, and $19,659, respectively.

For the nine months ended September 30, 2014, we had a net loss of $148,782. Our general and administrative expenses of $213,165 for nine months ended September 30, 2014 consisted primarily of legal, accounting and consulting fees, payroll and employee related expenses, and other general corporate and administrative expenses of $16,854, $120,316, $8,624, and $67,371, respectively.

For the nine months ended September 30, 2013, we had a net loss of $201,105. Our general and administrative expenses of $199,747 for nine months ended September 30, 2013 consisted primarily of legal, accounting and consulting fees, payroll and employee related expenses, and other general corporate and administrative expenses of $8,258, $104,871, $29,567, and $57,051, respectively.

For the three months ended September 30, 2014, we had other income (expense), net, of $22,685 related to of interest income on notes receivable. During the three months ended September 30, 2013, we incurred interest expense related to the tractor of $76.

For the nine months ended September 30, 2014, we had other income (expense), net, of $65,653 consisting of $65,837 of interest income on notes receivable offset by $184 note payable interest expense related to a tractor. During the nine months ended September 30, 2013, we incurred interest expense related to the tractor of $405.

Liquidity and Capital Resources

As of September 30, 2014, we had $213,512 of cash and working capital of $1,770,124. The Company believes that it has sufficient liquidity to meet its operating requirements for the next twelve months.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file with the SEC is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and treasurer (our principal executive and principal financial and accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014.

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2014.

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

ITEM 6.	EXHIBITS

(a)	Exhibits:

31	Section 302 Certification by CEO

32	Section 906 Certification by CEO

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 7, 2014

CULLEN AGRICULTURAL HOLDING CORP.

/s/ Paul N. Vassilakos
Paul N. Vassilakos
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

