Form 10-K
period 2014-12-31
Cullen Agricultural Holding Corp
filed 2015-03-04
CIK 1471256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

As of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $7,223,696.

As of March 4, 2015, there were 22,780,714 shares of Common Stock, $.0001 par value per share, outstanding.

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

Cullen Agricultural Holding Corp. (the “Company”) was incorporated in Delaware on August 27, 2009. References herein to “we,” “us” or “our” refer to the Company. We are seeking alternative strategic opportunities to maximize stockholder value.

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

During 2010 through May 2012, the Company disposed of approximately 3,635 acres of land, constituting all of the Company’s property which it had planned to use to deploy its pasture based dairy and beef business plan. We used the capital received from such sales to support our working capital needs and retire certain of our outstanding debt to reduce our interest obligations. During the year ended December 31, 2014, the Company sold its farm equipment related to the grazing-based farming system.

Current Activities

On December 31, 2014, we entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) by and among the Company, Long Island Iced Tea Corp., a Delaware corporation and a wholly owned subsidiary of the Company (“Holdco”), Cullen Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Holdco (“Parent Merger Sub”), LIBB Acquisition Sub, LLC, a New York limited liability company and a wholly owned subsidiary of Holdco (“LIBB Merger Sub” and together with Parent Merger Sub, the “Merger Subs”), Long Island Brand Beverages, LLC, a New York limited liability company (“LIBB”), Phil Thomas and Thomas Panza, each a member of LIBB. Pursuant to the Merger Agreement, among other things, (i) Parent Merger Sub will merge with and into the Company (the “Parent Merger”), with the Company surviving as a wholly owned subsidiary of Holdco and with the Company’s stockholders receiving newly issued shares of common stock, par value $0.0001 per share, of Holdco, and (ii) LIBB Merger Sub will merge with and into LIBB (the “Company Merger,” and together with the Parent Merger, the “Mergers”), with LIBB surviving as a wholly owned subsidiary of Holdco and with the members of LIBB receiving newly issued shares of Holdco common stock.

Upon the consummation of the Mergers, (i) Holdco will become a new publicly traded company, (ii) the Company and LIBB will become wholly-owned subsidiaries of Holdco and (iii) assuming that there are no adjustments to the merger consideration pursuant to the Merger Agreement, the former members of LIBB will own approximately 63% of the stock of Holdco and the former stockholders of the Company will own the remaining 37%.

LIBB operates in the ready-to-drink tea segment of the beverage industry. LIBB has developed non-alcoholic, premium iced tea bottled beverages made with quality ingredients that are offered at an affordable price. LIBB is currently organized around its flagship brand Long Island Iced Tea, a premium, ready-to-drink, proprietary recipe iced tea sold primarily on the East Coast of the United States through national and regional wholesale and supermarket chains and a network of distributors.

The Mergers are expected to be consummated in the first fiscal quarter of 2015, after the fulfillment of certain closing conditions set forth in the Merger Agreement.

We have advanced loans to LIBB in the amounts of $600,000 on November 19, 2013, $600,000 on December 5, 2013 and $300,000 on April 1, 2014. At December 31, 2014, the balance of notes receivable due from LIBB was $1,500,000 which is due and payable on March 15, 2016. In the event the Mergers are not consummated, LIBB would need to raise capital from third parties in order to repay the notes. In the event the Mergers are not consummated, our plan will be to seek, investigate, and if such investigation warrants, acquire one or more businesses desiring the perceived advantages of a publicly held corporation.

Competition

In the event that the Mergers are not consummated and we seek to acquire one or more operating businesses, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors.

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

On October 3, 2014, an action was filed entitled Madwell LLC (“Madwell”) v. Long Island Brand Beverages LLC, its Chief Executive Officer, and Paul Vassilakos, our Chief Executive Officer, Index No.: 509081/2014, in the Supreme Court of New York by Madwell. Madwell is seeking $940,000, which includes $440,000 for breach of contract and payment of services as well as punitive damages of $500,000. We have agreed to indemnify Mr. Vassilakos for any expenses he incurs in connection with such litigation. We currently do not believe that Mr. Vassilakos’ expenses in connection with such litigation will be material.

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

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol CAGZ. The following table sets forth the range of high and low sales prices for the common stock for the periods indicated for the last two fiscal years:

	Common Stock
	High	Low

Fiscal 2014:
Fourth Quarter	$0.43	$0.14
Third Quarter	$0.70	$0.35
Second Quarter	$0.79	$0.08
First Quarter	$0.08	$0.08

Fiscal 2013:
Fourth Quarter	$0.13	$0.08
Third Quarter	$0.15	$0.06
Second Quarter	$0.19	$0.14
First Quarter	$0.17	$0.12

Our warrants were quoted on the OTC Bulletin Board under the symbol CAGZW until October 21, 2013 when all outstanding warrants expired.

Holders

As of March 2, 2015, there were 25 holders of record of our common stock.

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

Overview and History

We conducted our operations through our wholly-owned subsidiary, Cullen Agricultural Technologies Inc. (“Cullen Agritech”). Cullen Agritech conducts its operations primarily through its wholly-owned subsidiary, Natural Dairy Inc. (“Natural Dairy”). To date, we have not generated any revenue and will not do so until we have sufficient funds to implement our business plan described below.

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

Our previous focus had been to use our intellectual property in forage and animal sciences to improve agricultural yields. The Company was formed to develop, adapt and implement grazing-based farming systems in regions of the world where the geophysical and climatic conditions are suitable for a pasture-based model. While the potential for the pasture or grazing model is significant in many of the world’s developed and developing economies, the systems are highly specific and require significant adaptation and modification to be successful. We had identified the global dairy industry as a primary opportunity in which our systems can be applied to improve yields on land and drive cost-base efficiencies. However, we were unable to obtain the necessary funding to support the implementation of our business plan. Accordingly, we began exploring all financing and strategic alternatives available to us. As discussed below, on December 31, 2014, we entered into an agreement to merge with an operating business.

Merger Agreement

On December 31, 2014, we entered into the Merger Agreement by and among the Company, Holdco, Parent Merger Sub, LIBB Merger Sub, LIBB, Phil Thomas and Thomas Panza, each a member of LIBB. Pursuant to the Merger Agreement, among other things, (i) Parent Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Holdco and with the Company’s stockholders receiving newly issued shares of common stock, par value $0.0001 per share, of Holdco, (ii) LIBB Merger Sub will merge with and into LIBB, with LIBB surviving as a wholly owned subsidiary of Holdco and (iii) the holders of the LIBB membership interests will receive 39,500,000 shares of common stock of Holdco, subject to adjustment based on LIBB’s and our net working capital (as defined in the Merger Agreement).

Upon the consummation of the Mergers, (i) Holdco will become a new publicly traded company, (ii) the Company and LIBB will become wholly-owned subsidiaries of Holdco and (iii) assuming that there are no adjustments to the merger consideration pursuant to the Merger Agreement, the former members of LIBB will own approximately 63% of the stock of Holdco and the former stockholders of the Company will own the remaining 37%.

For accounting purposes, the transactions will be treated as an acquisition of our company by LIBB and as a recapitalization of LIBB, as the former LIBB members will hold a large percent of the Holdco shares and will exercise significant influence over the operating and financial policies of the consolidated entity and we were a public shell company at the time of the transaction. Pursuant to Accounting Standards Codification (“ASC”) 805-10-55-11 through 55-15, the merger or acquisition of a private operating company into a non-operating public shell with nominal assets is considered a capital transaction in substance rather than a business combination.

The Mergers are expected to be consummated in the first fiscal quarter of 2015, after the fulfillment of certain closing conditions set forth in the Merger Agreement.

In the event the Mergers are not consummated, our plan will be to seek, investigate, and if such investigation warrants, acquire one or more operating businesses desiring the perceived advantages of a publicly held corporation. We will not restrict our search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature.

Results of Operations and Financial Condition

Since October 22, 2009, our activities have been primarily focused on raising capital to fund our former business plan and the sale of land to meet our working capital requirements and repay our outstanding debt. As of December 31, 2014, all of our outstanding debt has been repaid. Our current plan is to consummate the Mergers and become an operating company. Prior to October 22, 2009, we and our wholly-owned subsidiary were “shell companies” and conducted no business operations and did not own or lease any real estate or other property. To date, we have not generated any revenue.

Results of Operations

For the year ended December 31, 2014, we had a net loss of $443,144. We did not generate any revenues during this period. Our expenses of $566,677 for the year ended December 31, 2014 consisted primarily of legal, accounting and consulting fees and other general corporate and administrative expenses of $110,902, $158,787, $9,530 and $287,458, respectively. For the year ended December 31, 2014 and 2013 the company incurred merger related expenses of $104,815 and $42,720, respectively.

For the year ended December 31, 2013, we had a net loss of $310,223. We did not generate any revenues during this period. Our operating expenses of $312,424 for the year ended December 31, 2013 consisted primarily of legal, accounting and consulting fees and other general corporate and administrative expenses of $56,960, $134,851, $36,492 and $84,121, respectively.

For the year ended December 31, 2014, we had other income, net of $124,804 consisting of $88,522 of interest income, and $36,465 of gain on one sale of equipment, offset by $184 of interest expense on notes payable related to interest income on notes receivable and gain from the sale of equipment offset by note payable interest expense.

For the year ended December 31, 2013, we had other income, net, of $3,461 related to interest income on notes receivable offset by note payable interest expense.

Liquidity and Capital Resources

As of December 31, 2014, we had $489,069 of cash and working capital of $694,297. The Company believes it has sufficient liquidity to meet its operating requirements for the next twelve months.

During the year ended December 31, 2014, the Company’s cash used in investing activities consisted of an investment in a note receivable. During the year ended December 31, 2014, the Company’s cash flows from investing activities consisted of proceeds of $430,000 from the sale of 2,150,000 shares of common stock.

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

Critical Accounting Policies

Income Taxes

We account for income taxes in accordance with FASB ASC 740, "Income Taxes" ("ASC 740"). ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and establishes for all entities a minimum threshold for financial statement recognition of the benefit of tax positions, and requires certain expanded disclosures. The provision for income taxes is based upon income or loss after adjustment for those permanent items that are not considered in the determination of taxable income. Deferred income taxes represent the tax effects of differences between the financial reporting and tax basis of our assets and liabilities at the enacted tax rates in effect for the years in which the differences are expected to reverse. We evaluate the recoverability of deferred tax assets and establishes a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In management's opinion, adequate provisions for income taxes have been made. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

We have identified our federal tax return and our state tax return in Georgia as "major" tax jurisdictions. Based on our evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in our consolidated financial statements. The evaluation was performed for tax years of 2010 through 2014 which are open for tax authority review. We believe that our income tax positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position or results of operations.

Our policy for recording interest and penalties associated with tax audits is to record such items as a component of income tax expense.  There were no amounts accrued for penalties and interest for the years ended December 31, 2014 and December 31, 2013.  We do not expect our uncertain tax position to change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

Based on his evaluation as of December 31, 2014, our principal executive and principal financial and accounting officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

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

The Company’s management, under the supervision of and with the participation of the principal executive and principal financial and accounting officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 based on criteria for effective control over financial reporting described in Internal Control — Integrated Framework (1992) created by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as such report is not required for non-accelerated filers.

Changes in Internal Control Over Financial Reporting

For the fiscal quarter ended December 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Paul N. Vassilakos	38	Chief Executive Officer and Director
Kerry Kennedy	55	Director
Richard Y. Roberts	63	Director
Edward Hanson	39	Director

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

During the fiscal year ended December 31, 2014, Kerry Kennedy, a member of our board of directors, failed to file a Form 4 on a timely basis. Ms. Kennedy acquired common stock of the Company on December 26, 2014. A Form 4 was filed for such acquisition on January 5, 2015, which was not within two business days of the transaction and therefore was not filed timely.

Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2014, all other required filings were timely made by our officers, directors and greater than ten percent beneficial owners.

Code of Ethics

In October 2009, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well any subsidiaries we may have in the future. Requests for copies of our code of ethics should be sent in writing to Cullen Agricultural Holding Corp., 1193 Seven Oaks Rd., Waynseboro, Georgia 30380.

ITEM 11.	EXECUTIVE COMPENSATION.

Our policies with respect to the compensation of our executive officers are administered by our board in consultation with the compensation committee. Our compensation policies are intended to provide for compensation that is sufficient to attract, motivate and retain executives of outstanding ability and potential and to establish an appropriate relationship between executive compensation and the creation of shareholder value. To meet these goals, the compensation committee are charged with recommending executive compensation packages to our board of directors.

Performance-based and equity-based compensation is an important foundation in executive compensation packages as we believe it is important to maintain a strong link between executive incentives and the creation of shareholder value. We believe that performance and equity-based compensation can be an important component of the total executive compensation package for maximizing shareholder value while, at the same time, attracting, motivating and retaining high-quality executives.

Executive Compensation

Our principal executive and financial officers did not receive any compensation for the years ended December 31, 2014 or 2013. Paul N. Vassilakos, our current principal executive and financial officer, was appointed our Chief Executive Officer in November 2013. Prior to his appointment, an affiliate of Mr. Vassilakos received a $5,000 per month fee for acting as a consultant to us. Upon his appointment, we ceased paying this fee to Mr. Vassilakos’ affiliate.

Director Compensation

We currently do not have a formal compensation plan for our directors.

From inception and through the third quarter of 2014, none of the non-employee directors have received compensation or reimbursement of travel expenses in connection with their service on the Board of Directors or on its committees.

On December 26, 2014, we granted to each of our non-employee directors (Kerry Kennedy, Richard Roberts and Edward Hanson) and one of our former non-employee directors (Robert Hersov who resigned effective March 31, 2014) 250,000 shares of common stock, with each grant valued at $50,000. The shares granted were fully vested on the date of grant, and were to compensate the individuals for their service on the Board.

Name (a)	Stock awards ($) (c)	Total ($) (h)
Kerry Kennedy	$50,000	$50,000
Richard Y. Roberts	$50,000	$50,000
Edward Hanson	$50,000	$50,000
Robert Hersov (resigned effective on March 31, 2014)	$50,000	$50,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 2, 2015 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors during the period covered by this Form 10-K; and

•	all of our current officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount of Beneficial Ownership		Approximate Percentage of Outstanding Common Stock

Directors and Executive Officers:
Paul N. Vassilakos	325,000		1.4%
Kerry Kennedy(2)	310,000		1.4%
Richard Y. Roberts(3)	310,000		1.4%
Edward Hanson(4)	310,000		1.4%
All current directors and executive officers as a group (4 individuals)	1,255,000		5.5%
Five Percent Holders:
Eric J. Watson(5)	11,206,148	(6)	49.2%
Bass Properties LLC(7)	2,150,000		9.4%
Jonathan J. Ledecky(8)	2,000,000	(9)	8.8%

(1)	Unless otherwise indicated, the business address of each of the individuals is 1193 Seven Oaks Rd., Waynesboro, Georgia 30380.

(2)	Ms. Kennedy’s business address is c/o Robert F. Kennedy Center, 1367 Connecticut Avenue N.W., Suite 200, Washington, D.C. 20036.

(3)	Mr. Roberts’ business address is Roberts, Raheb & Gradler, LLC, 1200 New Hampshire Avenue NW, Suite 300, Washington, DC 20036.

(4)	Mr. Hanson’s business address is c/o Edward Hanson, Suite 926, 28 Brompton Road, London SW7 3SS, UK.

(5)	Mr. Watson’s business address is Level 9, 68 Shortland Street, P.O. Box 91269, Auckland, New Zealand. Mr. Watson resigned from his positions as an officer and director of the Company in November 2013.

(6)	Represents shares of common stock held by Cullen Holdings, an entity controlled by Mr. Watson.

(7)	Bass Properties, LLC’s business address is c/o 3175 Noela Street, Honolulu, HI 96816.

(8)	Mr. Ledecky’s business address is 970 West Broadway, PMB 402, Jackson, WY 83001.

(9)	Includes 600,000 shares of common stock held by Hat Tricks LLC, an affiliate of Mr. Ledecky.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	—	2,405,914
Total	0	—	2,405,914

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

On December 31, 2014, the Company entered into a Sale and Purchase Agreement with Hart pursuant to which the Company sold to Hart certain assets and intellectual property related to the Company’s former agricultural business for an aggregate of $125,000. Additionally, in the event that Hart sells the intellectual property subject to the agreement or licenses such intellectual property to a third party at any time prior to January 31, 2020, the Company will be entitled to 20% of the amount received from such sale or license.

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

Independence of Directors

We adhere to the rules of the NYSE MKT in determining whether a director is independent. As a result, our board of directors consults with its counsel to ensure that the board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. The NYSE Mkt requires that a majority of the board must be composed of “independent directors,” which is defined generally as a person other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Consistent with these considerations, our board of directors has affirmatively determined that each of Kerry Kennedy, Richard Y. Roberts and Edward Hanson will be our independent directors. Additionally, our board of directors has determined that Edward Hanson qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

 PART IV

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of Marcum LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum LLP for services rendered.

Audit Fees

During the fiscal year ended December 31, 2014 and 2013, audit fees for our independent registered public accounting firm were $59,990 and $42,500, respectively.

Audit-Related Fees

During the fiscal year ended December 31, 2014 and 2013, we incurred no audit related fees.

Tax Fees

For the years ended December 31, 2014 and 2013, the principal accountant billed $3,244 and $8,000, respectively, for tax compliance.

All Other Fees

During the fiscal year ended December 31, 2014 and 2013, there were no fees billed for services provided by our independent registered public accounting firm other than those set forth above.

Audit Committee Approval

Our audit committee pre-approved all the foregoing services.  In accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following Exhibits are filed as part of this report.

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization, dated as of September 4, 2009, by and among Triplecrown Acquisition Corp., Cullen Agricultural Holding Corp., Cullen Agricultural Technologies Inc., Triplecrown Merger Sub and Cullen Inc. Holdings Ltd.(1)

2.2	Agreement and Plan of Reorganization, dated as of December 31, 2014, by and among, Cullen Agricultural Holding Corp., Long Island Iced Tea Corp., Cullen Merger Sub, Inc., LIBB Acquisition Sub, LLC, Long Island Brand Beverages LLC, Phil Thomas and Thomas Panza (8)

3.1	Amended and Restated Certificate of Incorporation of Cullen Agricultural Holding Corp.(1)

3.2	Bylaws of Cullen Agricultural Holding Corp.(1)

4.1	Specimen Common Stock Certificate of Cullen Agricultural Holding Corp.(3)

10.1	Form of Registration Rights Agreement among Triplecrown Acquisition Corp. and the Triplecrown Founders.(2)

10.2	Sales Contract with Wilbert Roller, Jr. (6)

10.3	Sales Contract with Patrick and Sherry Farrell (5)

10.4	Promissory Note dated November 18, 2013(7)

10.5	Sales Contract with Hart Acquisitions LLC*

14.1	Form of Code of Ethics of Cullen Agricultural Holding Corp.(3)

21.1	Subsidiaries of Cullen Agricultural Holding Corp. *

31	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.3	Audit Committee Charter.(4)

99.4	Nominating Committee Charter.(4)

101	Financial statements from the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2014, formatted in XBRL: (i) Consolidated Financial Statements, (ii) Balance Sheets, (iii) Statements of Operations, (iv) Statement of Changes in Stockholders' Equity, (v) Statement of Cash Flows and (vi) Notes to Consolidated Financial Statements, as blocks of text and in detail.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*Filed or furnished herewith.

(1)	Incorporated by reference to the Cullen Agricultural Holding Corp.’s Registration Statement on Form S-4 (File No. 333-161773) filed on September 8, 2009.

(2)	Incorporated by reference to Amendment No. 2 to Triplecrown’s Registration Statement on Form S-1 (File Nos. 333-144523 and 333-146850) filed on September 24, 2007.

(3)	Incorporated by reference to Amendment No. 1 to Cullen Agricultural Holding Corp.’s Registration Statement on Form S-4 (File No. 333-161773) filed on September 10, 2009.

(4)	Incorporated by reference to Cullen Agricultural Holding Corp.’s Current Report on Form 8-K, filed October 22, 2009.

(5)	Incorporated by reference to Cullen Agricultural Holding Corp.’s Quarterly Report on Form 10-Q, filed May 3, 2012.

(6)	Incorporated by reference to Cullen Agricultural Holding Corp.’s Annual Report on Form 10-K, filed March 14, 2013.

(7)	Incorporated by reference to Cullen Agricultural Holding Corp.’s Annual Report on Form 10-K, filed March 28, 2014.

(8)	Incorporated by reference to Cullen Agricultural Holding Corp.’s Form 8-K, filed January 6, 2015.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of March 2015.

CULLEN AGRICULTURAL HOLDING CORP.

By:	/s/ Paul N. Vassilakos
Paul N. Vassilakos
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Paul N. Vassilakos	Director and Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)	March 4, 2015
Paul N. Vassilakos

/s/ Kerry Kennedy	Director	March 4, 2015
Kerry Kennedy

/s/ Richard Y. Roberts	Director	March 4, 2015
Richard Y. Roberts

/s/ Edward Hanson	Director	March 4, 2015
Edward Hanson

Cullen Agricultural Holding Corp. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Cullen Agricultural Holding Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Cullen Agricultural Holding Corp. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cullen Agricultural Holding Corp. and Subsidiaries, as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

Melville, New York

March 4, 2015

Cullen Agricultural Holding Corp. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2014	December 31, 2013
CURRENT ASSETS
Cash	$489,069	$678,082
Receivable from related party	126,871	1,871
Prepaid expenses and other current assets	130,226	69,512
Notes receivable	-	1,200,000
Total Current Assets	746,166	1,949,465

OTHER ASSETS
Notes receivable	1,500,000	-
Property and equipment, net	3,326	91,861

TOTAL ASSETS	$2,249,492	$2,041,326

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses	$51,869	$20,097
Current portion of note payable	-	10,462

TOTAL LIABILITIES	51,869	30,559

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.0001; authorized 1,000,000 shares;
no shares issued and outstanding	-	-
Common stock, par value $0.0001; 200,000,000 shares authorized;
22,780,714 and 19,630,714 shares issued and outstanding
at December 31, 2014 and 2013, respectively.	2,279	1,964
Additional paid-in capital	7,491,566	6,861,881
Accumulated deficit	(5,296,222)	(4,853,078)

TOTAL STOCKHOLDERS' EQUITY	2,197,623	2,010,767

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,249,492	$2,041,326

The accompanying notes are an integral part of these consolidated financial statements

Cullen Agricultural Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended	For the year ended
	December 31, 2014	December 31, 2013

Revenues	$--	$--

General and administrative expenses	566,677	312,424

LOSS FROM OPERATIONS	(566,677)	(312,424)

OTHER INCOME (EXPENSE)
Interest income - notes receivable	88,522	3,945
Interest expense - note payable	(184)	(484)
Gain on sale of equipment	36,465	--

TOTAL OTHER INCOME	124,803	3,461

LOSS BEFORE TAXES	(441,874)	(308,963)

INCOME TAXES	1,270	1,260

NET LOSS	(443,144)	$(310,223)

Weighted average number of common shares outstanding – basic and diluted	19,806,193	19,630,714

Basic and diluted net loss per share	$(0.02)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements

Cullen Agricultural Holding Corp. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2014 and 2013

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

BALANCE - January 1, 2013	19,630,714	$1,964	$6,861,881	$(4,542,855)	$2,320,990

Net loss for the year ended December 31, 2013	--	--	--	(310,223)	(310,223)

BALANCE - December 31, 2013	19,630,714	$1,964	$6,861,881	$(4,853,078)	$2,010,767

Issuance of common stock on December 5, 2014 at
$0.20 per share	2,150,000	215	429,785	-	430,000

Issuance of shares to directors as compensation	1,000,000	100	199,900	-	200,000
					-
Net loss for the year ended December 31, 2014	--	--	--	(443,144)	(443,144)

BALANCE - December 31, 2014	22,780,714	$2,279	$7,491,566	$(5,296,222)	$2,197,623

The accompanying notes are an integral part of these consolidated financial statements

Cullen Agricultural Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013

Cash Flows from Operating Activities
Net loss	$(443,144)	$(310,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of equipment	(36,465)
Stock-based compensation	200,000	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(60,714)	(37,276)
Accrued expenses	31,772	(3,868)
NET CASH USED IN OPERATING ACTIVITIES	(308,551)	(351,367)

Cash Flows used in Investing Activities
Issuance of notes receivable	(300,000)	(1,200,000)
NET CASH USED IN INVESTING ACTIVITIES	(300,000)	(1,200,000)

Cash Flows from Financing Activities
Repayment of note payable	(10,462)	(10,170)
Proceeds from issuance of common stock	430,000	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	419,538	(10,170)
NET DECREASE IN CASH	(189,013)	(1,561,537)

CASH - Beginning	678,082	2,239,619
CASH - Ending	$489,069	$678,082

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$184	$668
Taxes	$1,270	$1,260

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Equipment sold in exchange for note recievable from related party	$125,000	$-

The accompanying notes are an integral part of these consolidated financial statements

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization, Business Operations and Significant Accounting Policies

Basis of Presentation, Management’s Plans and History

Cullen Agricultural Holding Corp. (the “Company”, “we”, “us” or “our”) was incorporated in Delaware on August 27, 2009. To date, the Company has not generated any revenue.

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

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On December 31, 2014, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) by and among the Company, Long Island Iced Tea Corp., a Delaware corporation and a wholly owned subsidiary of the Company (“Holdco”), Cullen Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Holdco (“Parent Merger Sub”), LIBB Acquisition Sub, LLC, a New York limited liability company and a wholly owned subsidiary of Holdco (“LIBB Merger Sub” and together with Parent Merger Sub, the “Merger Subs”), Long Island Brand Beverages, LLC, a New York limited liability company (“LIBB”), Phillip Thomas and Thomas Panza, each a member of LIBB. Pursuant to the Merger Agreement, among other things, (i) Parent Merger Sub will merge with and into the Company (the “Parent Merger”), with the Company surviving as a wholly owned subsidiary of Holdco and with the Company’s stockholders receiving newly issued shares of common stock, par value $0.0001 per share, of Holdco, (ii) LIBB Merger Sub will merge with and into LIBB (the “Company Merger,” and together with the Parent Merger, the “Mergers”), with LIBB surviving as a wholly owned subsidiary of Holdco and (iii) the members of LIBB will receive an aggregate of 39,500,000 newly issued shares of Holdco common stock, subject to adjustment as described below.

If LIBB’s estimated net working capital at the closing is less than its net working capital target, the number of shares of Holdco common stock to be received by the LIBB members at the closing will be reduced by a number of shares, allocated among the LIBB members pro rata, equal to such deficiency divided by $0.20. If LIBB’s estimated net working capital at the closing is more than its net working capital target, the number of shares of Holdco common stock to be received by the LIBB members at the closing will be increased by a number of shares, allocated among the LIBB members pro rata, equal to such excess divided by $0.20. LIBB’s net working capital target is $70,069, except that if the closing occurs after February 15, 2015, the target will be reduced by $3,333.33 for each day after such date through and including the closing date.

If the Company’s estimated net working capital at the closing is more than its net working capital target, the number of shares of Holdco common stock to be received by the LIBB members at the closing will be reduced by a number of shares, allocated among the LIBB members pro rata, equal to such excess divided by $0.20. If the Company’s estimated net working capital at the closing is less than its net working capital target, the number of shares of Holdco common stock to be received by the LIBB members at the closing will be increased by a number of shares, allocated among the LIBB members pro rata, equal to such deficiency divided by $0.20. the Company’s net working capital target is $786,985, except that if the closing occurs after February 15, 2015, the target will be reduced by $666.67 for each day after such date through and including the closing date.

LIBB operates in the ready-to-drink tea segment of the beverage industry. LIBB has developed non-alcoholic, premium iced tea bottled beverages made with quality ingredients that are offered at an affordable price. LIBB is currently organized around its flagship brand Long Island Iced Tea, a ready-to-drink, proprietary recipe iced tea sold primarily on the East Coast of the United States through national and regional wholesale and supermarket chains and a network of distributors.

For accounting purposes, the transactions will be treated as an acquisition of the Company by LIBB and as a recapitalization of LIBB, as the former LIBB members will hold a large percent of the Holdco shares and will exercise significant influence over the operating and financial policies of the consolidated entity and the Company was a public shell company at the time of the transaction. Pursuant to Accounting Standards Codification (“ASC”) 805-10-55-11 through 55-15, the merger or acquisition of a private operating company into a non-operating public shell with nominal assets is considered a capital transaction in substance rather than a business combination.

Upon the consummation of the Merger, the combined entity will become a new publicly traded company. Through December 31, 2014, the Company has provided loans aggregating $1,500,000 to LIBB. The Merger Agreement between the Company and LIBB has not occurred and there is no assurance that such a merger will occur. The Company’s activities are subject to significant risks and uncertainties, including the risk that the Company will not be able to merge with a suitable operating business or that such operating business, once acquired, will not perform as expected.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization, Business Operations and Significant Accounting Policies, continued

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cullen Agritech, including its wholly owned subsidiary, Natural Dairy. All intercompany accounts and transactions have been eliminated in consolidation.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash. The Company maintains cash balances that may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation limits. The Company maintains its cash deposits with major financial institutions.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization, Business Operations and Significant Accounting Policies, continued

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

Equity-Based Compensation

The Company accounts for equity instruments issued to employees and directors in accordance with accounting guidance that requires that awards are recorded at their fair value on the date of grant and are amortized over the vesting period of the award. We recognize compensation costs over the requisite service period of the award.

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

The Company has identified its federal tax return and its state tax return in Georgia as "major" tax jurisdictions. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's consolidated financial statements. The evaluation was performed for tax years of 2011 through 2014 which are open for tax authority review. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position or results of operations.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of income tax expense.  There were no amounts accrued for penalties and interest for years ended December 31, 2014 and December 31, 2013.  The Company does not expect its uncertain tax position to change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization, Business Operations and Significant Accounting Policies, continued

Recently Issued and Adopted Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation." This ASU removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the ASU eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of operations, cash flows, and stockholders’ equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. This ASU is effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The Company elected to early adopt this ASU effective with the Quarterly Report on Form 10-Q for the period ended June 30, 2014 and its adoption resulted in the removal of previously required development stage disclosures. The adoption of ASU No. 2014-10 did not have a material effect on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09 (ASU 2014-09) "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, U.S. GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Property and Equipment

At December 31, 2014 and December 31, 2013, property and equipment consisted of the following:

	December 31, 2014	December 31, 2013
Machinery and equipment	$-	$154,231
Website	3,326	3,326
	3,326	157,557
Less: Accumulated depreciation and amortization	-	65,696
Property and equipment, net	$3,326	$91,861

Depreciation and amortization expense was $0 and $0 for the years ended December 31, 2014 and 2013, respectively.

On December 31, 2014, the Company entered into a Sale and Purchase Agreement with Hart Acquisition, LLC (“Hart”) an affiliate of the Company’s largest shareholder, pursuant to which the Company sold to Hart certain assets and intellectual property related to the Company’s former agricultural business for an aggregate purchase price of $125,000 (“Hart Purchase Agreement”). Pursuant to the Hart Purchase Agreement, the $125,000 proceeds was received on January 29, 2015. The equipment had a net book value of $88,535, resulting in the recognized gain of $36,465 during the year ended December 31, 2014.

All assets were taken out of service on December 31, 2012 and as a result since December 31, 2012, the Company has not recorded depreciation expense related to these assets.

Note 3 – Receivable from Related Party

As of December 31, 2014, $126,871 (consisting of $125,000 from the sale of equipment) was due from Hart (See Note 2). As of December 31, 2013, $1,871 was due from Hart.

Note 4 - Notes Receivable

On November 19, 2013, the Company provided a loan in the amount of $600,000 to LIBB. On December 5, 2013, the Company provided a second loan to the LIBB in the amount of $600,000. On April 1, 2014, the Company provided a third loan in the amount of $300,000 to LIBB. Pursuant to the terms of the respective promissory notes, the loans bear interest at a rate of 6% per annum. On November 7, 2014, the Company and LIBB entered into an amendment to the promissory notes evidencing the loans described above to extend the maturity date of the promissory notes to March 15, 2015. On March 3, 2015, the Company and LIBB entered into an amendment of the promissory notes evidencing the loans described above to extend the maturity of the promissory notes to March 15, 2016. During the years ended December 31, 2014 and 2013, the Company recorded interest income of $88,522 and $3,945, respectively, related to these notes. As of December 31, 2014, accrued interest related to these loans was $92,466 which is included in prepaid expenses and other current assets, on the accompanying consolidated balance sheets. LIBB has granted the Company a security interest in certain of LIBB’s accounts receivable and inventory.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Note Payable

On May 15, 2010 the Company entered into a note payable to a financial institution due May 15, 2014, payable in annual installments of $10,768, which included interest of 2.9% per annum. At December 31, 2014 and December 31, 2013, the outstanding principal balance of the notes payable was $0 and $10,462.

Note 6 - Commitments and Contingencies

On October 3, 2014, an action was filed entitled Madwell LLC (“Madwell”) v. Long Island Brand Beverages LLC, its Chief Executive Officer, and Paul Vassilakos, the Company’s Chief Executive Officer, Index No.: 509081/2014, in the Supreme Court of New York by Madwell. Madwell is seeking $940,000, which includes $440,000 for breach of contract and payment of services as well as punitive damages of $500,000.  The Company has agreed to indemnify Mr. Vassilakos for any expenses he incurs in connection with such litigation.  The Company does not believe that Mr. Vassilakos’ expenses in connection with such litigation will be material.

Note 7 - Stockholders’ Equity

On December 5, 2014, the Company received proceeds of $430,000 in connection with the issuance of 2,150,000 shares to an investor at $0.20 per share.

On December 26, 2014, the Company issued a total of 1,000,000 shares of common stock to its independent directors. The shares, valued in the aggregate at $200,000, were fully vested upon issuance and were recorded as compensation expense and included within general and administrative expense for the year ended December 31, 2014. These shares were not issued under a plan.

Note 8 - 2009 Long-Term Incentive Equity Plan

The Company’s 2009 Long-Term Incentive Equity Plan (the “Plan”) permits the granting of stock options, stock appreciation rights, restricted stock and other stock based awards to officers, employees, directors and consultants of the Company for up to 2,405,914 shares. Option awards are granted with an exercise price equal to the market price on the date of grant and they generally vest over a three year period and expire between 5 and 10 years from the date of issuance.  Stock appreciation rights may be awarded in tandem with an option and shall no longer be exercisable upon termination or the exercise of the related option.  The term of the stock appreciation right is determined by the Plan’s committee.  Restricted stock and other stock based awards are awarded at the discretion of the Plan’s committee.  During the years December 31, 2014 and 2013, there were no awards granted under this Plan.

Note 9 – Income Taxes

The components of the income tax provision are as follows:

	For the year ended December 31, 2014	For the year ended December 31, 2013
Current
Federal	$-	$-
State	1,270	1,260
Total current	1,270	1,260

Deferred
Federal	(144,087)	(114,855)
State	(16,780)	(13,376)
	(160,867)	(128,231)
Changes in valuation allowance	160,867	128,231
Total deferred	-	-
Income tax expense	$1,270	$1,260

Deferred income taxes, if applicable, are provided for the differences between the basis of assets and liabilities for financial reporting and income tax purposes.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Income Taxes, continued

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	For the year ended December 31, 2014	For the year ended December 31, 2013
Deferred tax assets:
Net operating loss carry forwards	$2,005,882	$1,845,015
Total deferred tax assets	2,005,882	1,845,015
Valuation allowance	(2,005,882)	(1,845,015)
Net deferred tax asset	$-	$-

As of December 31, 2014 the Company has an estimated net operating loss carry forward (“NOLs”) of $5,284,205 which begins to expire starting in 2029.  The Company has determined that the deferred tax asset has no value at this time, as the Company does not believe it will utilize these losses in the future, and accordingly has recorded a valuation allowance of 100% of the deferred tax asset.

For the years ended December 31, 2014 and 2013, the valuation allowance has increased by $160,867 and $128,231, respectively.

A reconciliation of the provision for income taxes with the amounts computed by applying the statutory Federal income tax to income from operations before provision for income taxes is as follows:

	For the year Ended December 31, 2014	For the year Ended December 31, 2013
Tax provision at statutory	(34%)	(34%)
State and local taxes (net of federal benefit)	4%	4%
Change in valuation allowance and non-deductible items	38%	38%
Effective tax rate	0%	0%

Note 10 - Subsequent Events

The Company evaluates events that occurred after the balance sheet date but before the consolidated financial statements are issued. Based upon the evaluation, other than as disclosed in Note 4, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

