Form 10-Q
period 2015-03-31
Cullen Agricultural Holding Corp
filed 2015-05-13
CIK 1471256

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

As of May 13, 2015, 22,780,714 shares of common stock, par value $.0001 per share, were issued and outstanding.

CULLEN AGRICULTURAL HOLDING CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

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

The forward-looking statements contained or incorporated by reference in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in this Quarterly Report in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2015 in the section entitled "Risk Factors." Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I.

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Cullen Agricultural Holding Corp. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2015
	(Unaudited)	December 31, 2014
CURRENT ASSETS
Cash	$190,170	$489,069
Receivable from related party	1,871	126,871
Prepaid expenses and other current assets	141,321	130,226
Total Current Assets	333,362	746,166

OTHER ASSETS
Notes receivable	1,750,000	1,500,000
Property and equipment, net	3,326	3,326

TOTAL ASSETS	$2,086,688	$2,249,492

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued expenses	$70,106	$51,869

TOTAL LIABILITIES	70,106	51,869

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.0001; authorized 1,000,000 shares;
no shares issued and outstanding	-	-
Common stock, par value $0.0001; 200,000,000 shares authorized;
22,780,714 shares issued and outstanding
at March 31, 2015 and December 31, 2014.	2,279	2,279
Additional paid-in capital	7,491,566	7,491,566
Accumulated deficit	(5,477,263)	(5,296,222)

TOTAL STOCKHOLDERS' EQUITY	2,016,582	2,197,623

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,086,688	$2,249,492

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Cullen Agricultural Holding Corp. and Subsidiaries

(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three	For the Three
	months ended	months ended
	March 31, 2015	March 31, 2014

Revenues	$--	$--

General and administrative expenses	202,209	85,117

LOSS FROM OPERATIONS	(202,209)	(85,117)

OTHER INCOME (EXPENSE)
Interest income - notes receivable	22,438	20,713
Interest expense - note payable	--	(75)

TOTAL OTHER INCOME	22,438	20,638

LOSS BEFORE TAXES	(179,771)	(64,479)

INCOME TAXES	1,270	1,270

NET LOSS	$(181,041)	$(65,749)

Weighted average number of common shares outstanding – basic and diluted	22,780,714	19,630,714

Basic and diluted net loss per share	$(0.01)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Cullen Agricultural Holding Corp. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

For the Three Months Ended March 31, 2015

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

BALANCE - January 1, 2015	22,780,714	$2,279	$7,491,566	$(5,296,222)	$2,197,623

Net loss	--	--	--	(181,041)	(181,041)

BALANCE - March 31, 2015 (Unaudited)	22,780,714	$2,279	$7,491,566	$(5,477,263)	$2,016,582

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Cullen Agricultural Holding Corp. and Subsidiaries

(Unaudited)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2015	For the Three Months Ended March 31, 2014

Cash Flows from Operating Activities
Net loss	$(181,041)	$(65,749)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(11,095)	20,577
Accrued expenses	18,237	24,948
NET CASH USED IN OPERATING ACTIVITIES	(173,899)	(20,224)

Cash Flows from Investing Activities
Cash received from note receivable	125,000	-
Issuance of notes receivable	(250,000)	-
NET CASH USED IN INVESTING ACTIVITIES	(125,000)	-

NET DECREASE IN CASH	(298,899)	(20,224)

CASH - Beginning	489,069	678,082
CASH - Ending	$190,170	$657,858

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Taxes	$1,270	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES

(Unaudited)

NOTES TO THE UNAUDITED CONSENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On December 31, 2014, the Company entered into an Agreement and Plan of Reorganization by and among the Company, Long Island Iced Tea Corp., a Delaware corporation and a wholly owned subsidiary of the Company (“Holdco”), Cullen Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Holdco (“Parent Merger Sub”), LIBB Acquisition Sub, LLC, a New York limited liability company and a wholly owned subsidiary of Holdco (“LIBB Merger Sub” and together with Parent Merger Sub, the “Merger Subs”), Long Island Brand Beverages, LLC, a New York limited liability company (“LIBB”), Phillip Thomas and Thomas Panza, each a member of LIBB. On April 23, 2015, the parties entered into an amendment to the Agreement and Plan of Reorganization (See Note 5) (the amendment and the Agreement and Plan of Reorganization collectively referred to herein as the “Merger Agreement”). Pursuant to the Merger Agreement, among other things, (i) Parent Merger Sub will merge with and into the Company (the “Parent Merger”), with the Company surviving as a wholly owned subsidiary of Holdco and with the Company’s stockholders receiving newly issued shares of common stock, par value $0.0001 per share, of Holdco, at the rate of one share of Holdco for every 15 shares of the Company’s common stock (ii) LIBB Merger Sub will merge with and into LIBB (the “Company Merger,” and together with the Parent Merger, the “Mergers”), with LIBB surviving as a wholly owned subsidiary of Holdco and (iii) the members of LIBB will receive an aggregate of 2,633,334 newly issued shares of Holdco common stock, subject to adjustment as described below.

If LIBB’s estimated net working capital at the closing is less than its net working capital target, the number of shares of Holdco common stock to be received by the LIBB members at the closing will be reduced by a number of shares, allocated among the LIBB members pro rata, equal to such deficiency divided by $0.20. If LIBB’s estimated net working capital at the closing is more than its net working capital target, the number of shares of Holdco common stock to be received by the LIBB members at the closing will be increased by a number of shares, allocated among the LIBB members pro rata, equal to such excess divided by $3.00. LIBB’s net working capital target was originally $70,069. However, because the closing will occur after February 15, 2015, the target will be reduced by $3,333 for each day after such date through and including the closing date.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES

(Unaudited)

NOTES TO THE UNAUDITED CONSENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization, Business Operations and Significant Accounting Policies, continued

Organization and Nature of Operations, continued

If the Company’s estimated net working capital at the closing is more than its net working capital target, the number of shares of Holdco common stock to be received by the LIBB members at the closing will be reduced by a number of shares, allocated among the LIBB members pro rata, equal to such excess divided by $3.00. If the Company’s estimated net working capital at the closing is less than its net working capital target, the number of shares of Holdco common stock to be received by the LIBB members at the closing will be increased by a number of shares, allocated among the LIBB members pro rata, equal to such deficiency divided by $3.00. The Company’s net working capital target was originally $786,985. However, because the closing will occur after February 15, 2015, the target will be reduced by $667 for each day after such date through and including the closing date.

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

The stockholder meeting to approve the proposed Merger is scheduled for May 26, 2015 and the parties anticipate consummating the Merger shortly thereafter.

Upon the consummation of the Merger, the combined entity will become a new publicly traded company. Through March 31, 2015, the Company has provided loans aggregating $1,750,000 to LIBB. The Merger Agreement between the Company and LIBB has not occurred and there is no assurance that such a merger will occur. The Company’s activities are subject to significant risks and uncertainties, including the risk that the Company will not be able to merge with a suitable operating business or that such operating business, once acquired, will not perform as expected.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete condensed consolidated interim financial statements. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. In addition, the December 31, 2014 balance sheet data was derived from the audited consolidated financial statements, but does not include all disclosures required by GAAP. The accompanying unaudited condensed consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation. All such adjustments are of a normal recurring nature.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2014 filed on March 4, 2015. The accounting policies used in preparing these unaudited condensed consolidated financial statements are consistent with those described in the December 31, 2014 audited consolidated financial statements.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES

(Unaudited)

NOTES TO THE UNAUDITED CONSENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has identified its federal tax return and its state tax return in Georgia as "major" tax jurisdictions. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's condensed consolidated financial statements. The evaluation was performed for tax years 2011 through 2014 which are open for tax authority review. The Company believes that its income tax positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position or results of operations.

The Company’s policy for recording interest and penalties associated with tax audits is to record such items as a component of income tax expense.  There were no amounts accrued for penalties and interest for the three months ended March 31, 2015 and March 31, 2014, as there were no material uncertain tax positions outstanding as of the ends of such periods. The Company does not expect that these conditions will change during the next twelve months.  Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES

(Unaudited)

NOTES TO THE UNAUDITED CONSENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization, Business Operations and Significant Accounting Policies, continued

Income Taxes, continued

As of March 31, 2015, the Company has an estimated net operating loss carry forward (“NOL”) of approximately $5,457,000 which begins to expire starting in 2029. The Company has determined that the deferred tax asset has no value at this time, as the Company does not believe it will utilize these losses in the future, and accordingly has recorded a valuation allowance of 100% of the deferred tax asset.

Recently Issued and Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 (ASU 2014-09) "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. On April 1, 2015, the FASB voted to propose to defer the effective date of the new revenue recognition standard by one year. The FASB plans to expose its decisions for a thirty day public comment period in a proposed Accounting Standards Update (ASU), which is expected to be issued sometime during the second quarter of 2015. On April 1, 2015 the FASB decided to permit the adoption of the new revenue standard early, but not before the annual periods beginning after December 15, 2016. A public organization would apply the new revenue standard to all interim reporting periods within the year of adoption. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our condensed consolidated financial statements.

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

Note 2 – Receivable from Related Party

As of March 31, 2015, $1,871 was due from Hart Acquisitions LLC (“Hart”). As of December 31, 2014, $126,871 (including $125,000 from the sale of equipment which was received by the Company during the three months ended March 31, 2015) was due from Hart.

CULLEN AGRICULTURAL HOLDING CORP. AND SUBSIDIARIES

(Unaudited)

NOTES TO THE UNAUDITED CONSENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Notes Receivable

On November 19, 2013, the Company provided a loan in the amount of $600,000 to LIBB. On December 5, 2013, the Company provided a second loan to the LIBB in the amount of $600,000. On April 1, 2014, the Company provided a third loan in the amount of $300,000 to LIBB. On November 7, 2014, the Company and LIBB entered into an amendment to the promissory notes evidencing the loans described above to extend the maturity date of the promissory notes to March 15, 2015. On March 3, 2015, the Company and LIBB entered into an amendment of the promissory notes evidencing the loans described above to extend the maturity of the promissory notes to March 15, 2016. On March 26, 2015, the Company provided a fourth loan in the amount of $250,000 to LIBB maturing on March 15, 2016. Pursuant to the terms of the respective promissory notes, the loans bear interest at a rate of 6% per annum.

During the three months ended March 31, 2015 and 2014, the Company recorded interest income of $22,438 and $20,713, respectively, related to these notes.

As of March 31, 2015, accrued interest related to these loans was $114,904 which is included in prepaid expenses and other current assets, on the accompanying condensed consolidated balance sheets. LIBB has granted the Company a security interest in certain of LIBB’s accounts receivable and inventory.

Note 4 - Commitments and Contingencies

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

Note 5- Subsequent Events

The Company evaluates events that occurred after the balance sheet date but before the consolidated financial statements are issued. Based upon the evaluation, other than as described below, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On April 23, 2015, the Company entered into Amendment No. 1 to the Agreement and Plan of Reorganization with Holdco, Parent Merger Sub, Merger Sub, LIBB and the Founders. The amendment changed the ratio at which the Company’s common stock would be converted into Holdco common stock from a ratio of 1-to-1 to a ratio of 15-to-1 and changed all other figures accordingly.

On May 1, 2015, the Securities and Exchange Commission declared Holdco’s registration statement on Form S-4 relating to the Merger effective. The Company’s meeting to approve the Merger is scheduled for May 26, 2015 and the parties anticipate consummating the Merger shortly thereafter.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our condensed consolidated financial statements and footnotes thereto contained in this report.

Overview and History

We conducted our operations through our wholly-owned subsidiary, Cullen Agricultural Technologies Inc. (“Cullen Agritech”). Cullen Agritech conducts its operations primarily through its wholly-owned subsidiary, Natural Dairy Inc. (“Natural Dairy”). To date, we have not generated any revenue.

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

Merger Agreement

On December 31, 2014, we entered into the Merger Agreement by and among the Company, Holdco, Parent Merger Sub, LIBB Merger Sub, LIBB, Phil Thomas and Thomas Panza, each a member of LIBB. On April 23, 2015, the parties entered into an amendment to the Merger Agreement. Pursuant to the Merger Agreement, as amended, among other things, (i) Parent Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Holdco and with the Company’s stockholders receiving newly issued shares of common stock, par value $0.0001 per share, of Holdco, at the rate of one share of Holdco for every 15 shares of the Company’s common stock, (ii) LIBB Merger Sub will merge with and into LIBB, with LIBB surviving as a wholly owned subsidiary of Holdco and (iii) the holders of the LIBB membership interests will receive 2,633,334 shares of common stock of Holdco, subject to adjustment based on LIBB’s and our net working capital (as defined in the Merger Agreement).

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

The Mergers are expected to be consummated in the second fiscal quarter of 2015, after the fulfillment of certain closing conditions set forth in the Merger Agreement.

In the event the Mergers are not consummated, our plan will be to seek, investigate, and if such investigation warrants, acquire one or more operating businesses desiring the perceived advantages of a publicly held corporation. We will not restrict our search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature.

Results of Operations

For the three months ended March 31, 2015, we had a net loss of $181,041. We did not generate any revenues during this period. Our operating expenses of $202,209 for the three months ended March 31, 2015 consisted primarily of legal, accounting and consulting fees and other general corporate and administrative expenses of $60,674, $91,825, $4,207 and $45,503, respectively.

For the three months ended March 31, 2014, we had a net loss of $65,749. We did not generate any revenues during this period. Our operating expenses of $85,117 for the three months ended March 31, 2014 consisted primarily of legal, accounting and consulting fees and other general corporate and administrative expenses of $6,193, $58,139, $4,156 and $16,629, respectively.

For the three months ended March 31, 2015, we had other income, net, of $22,438 related to interest income on notes receivable.

For the three months ended March 31, 2014, we had other income, net, of $20,638 related to interest income on notes receivable and note payable interest expense related to a tractor.

Liquidity and Capital Resources

As of March 31, 2015, we had $190,170 of cash and working capital of $263,256. The Company believes that it has sufficient liquidity to meet its operating requirements for the next twelve months.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file with the SEC is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and treasurer (our principal executive and principal financial and accounting officer) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015.

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2015.

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

Please see Note 4 to our unaudited notes to financial statements appearing elsewhere in this Quarterly Report on Form 10-Q for information on legal proceedings related to the Company.

ITEM 6.	EXHIBITS

(a)	Exhibits:

31	Section 302 Certification by CEO

32	Section 906 Certification by CEO

101	Financial statements from the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Changes in Stockholders' Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Unaudited Condensed Consolidated Financial Statements, as blocks of text and in detail.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2015

CULLEN AGRICULTURAL HOLDING CORP.

/s/ Paul N. Vassilakos
Paul N. Vassilakos
Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

